Form 10KSB
period 2007-12-31
AIM SMART CORP
filed 2008-01-30
CIK 1052284

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2007

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

            For the transition period from ___________ to ___________

                          Commission File No. O00-52954

                              AIM SMART CORPORATION
                          ----------------------------
                         (Name of small business Issuer)

             Delaware                                    84-1090791
--------------------------------             ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

   330 Clematis Street, Suite 217
      West Palm Beach, Florida                             33401
----------------------------------------                  --------
(Address of Principal Executive Offices)                  Zip Code

                                 (800) 341-2684
                            Issuer's telephone number

Securities registered under Section 12 (b) of the Exchange Act:  NONE

Securities registered under to Section 12 (g) of the Exchange Act:

                           Common Stock, No Par Value
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [X] NO [ ]

The issuer's revenues for its most recent fiscal year were $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act. $71,037 (43,053 shares at $1.65 on January 24, 2008).

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [ ] NO [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 333,227 as of January 28, 2008


           Documents Incorporated by Reference into this Report: None Transitional Small Business Disclosure Format (check one) Yes No X

                              Aim Smart Corporation
                                   FORM 10-KSB
                                      INDEX
                                                                            Page
                                     Part I
Item 1.  Business..............................................................4

Item 2.  Description of Property..............................................12

Item 3.  Legal Proceedings....................................................12

Item 4.  Submission of Matters to a Vote of Security Holders..................12

                                     Part II

Item 5.  Market for Registrant's Common Equity and
             Related Stockholder Matters......................................13

Item 6.  Management's Discussion and Analysis.................................14

Item 7.  Financial Statements and Supplementary Data.........................F-1

Item 8.  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure...........................16

Item 8A. Controls and Procedures..............................................16

                                    Part III

Item 9.  Directors, Executive Officers, Promoters and
             Control Persons; Compliance with Section 16(a)
             of the Exchange Act..............................................16

Item 10. Executive Compensation...............................................17

Item 11. Security Ownership of Certain Beneficial Owners
             and Management...................................................18

Item 12. Certain Relationships and Related Transactions.......................19

Item 13. Exhibits.............................................................19

Item 14. Principal Accountant fees and services...............................20

Signatures....................................................................20

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

This annual report on Form 10-KSB contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Form 10-KSB, whether as a result of new information, future events, changes in assumptions or otherwise.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-KSB to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes.

History

      Aim Smart Corp., (the "Company" or "Aim Smart"), was originally incorporated on April 27, 1988 in Colorado as Gatwick, Ltd for the purpose of seeking out and completing a merger or acquisition with one or more companies or businesses. At the time of formation the Company was authorized to issue 15,000,000 shares of no par value common stock.

      On July 13, 1988, the Company filed Amended Articles of Incorporation increasing its authorized common stock to 100,000,000 no par value shares and authorized 10,000,000 no par value shares of preferred stock. The preferred stock was blank check subject to designation by the Board of Directors. In September 1991 the Company entered into an Agreement for the acquisition of Capital Marts of America, Inc., a Texas Corporation ("CMA") in exchange for 15,000,000 newly issued shares of Gatwick common stock. The Agreement contained certain post closing obligations, including, that CMA acquire a certain business and meet the listing qualifications of NASDAQ. CMA did not satisfy the obligations and the acquisition was voided. In June, 1992, the 15,000,000 shares were cancelled and returned to the treasury.

      In anticipation of a merger share exchange transaction with Smart Aim Corporation, a Michigan corporation, the Company filed Articles of Amendment with the Secretary of State of Nevada, on October 8, 1997, changing its name to Aim Smart Corporation. Also effective October 8, 1997, Aim Smart completed a 2 for 1 forward split of its common stock increasing it total outstanding shares from 3,147,500 to 6,295,000.

      In September, 1997 Aim Smart, following submittal of a 15c-211 application by a broker dealer, began quoting its stock on the NASDAQ pinksheets under the symbol "AIMS.PK".

      In December 1997, Aim Smart completed the acquisition of SmartAIM through an exchange of 22,665,000 shares of common stock for 100% of the outstanding stock of Smart AIM, leaving SmartAIM as our wholly-owned subsidiary (Exchange). The former stockholders of SmartAIM owned approximately 84% of our outstanding common stock immediately following the Exchange.

      Also in December 1997, Aim Smart sold $1,000,000 in convertible promissory notes relying upon the exemption from registration found in Rule 504 promulgated under Regulation D of the Securities Act of 1933. The promissory notes were subsequently converted into common stock.

      From December 1997 through 2004 Aim Smart was in the internet business. In particular, Aim Smart, though its wholly owned subsidiary, Smart Aim, was an interactive internet based communication service company which provided advertising messages from advertisers to shoppers; product and customer service information from retailers to shoppers; orders from shoppers to retailers; consumer preference information to advertising and marketing companies; interactive internet based communications between households and the Internet and long distance phone service.

      Aim Smart operated a communications and media network, which provided micro targeted advertising solutions to mall retainers and discounts and free internet access to mail shoppers. During 1998, Aim Smart installed systems in malls owned and operated by The Rouse Co., The Simon Group and The Wells Park Company.

      On June 14, 1999 Aim Smart filed a registration statement on Form SB-2, however, the Company did not pursue the necessary steps for the effectiveness of the Registration Statement and it failed to go effective with the Securities and Exchange Commission.

      The business of Aim Smart failed and on February 20, 2004, the Company filed a voluntary petition under Chapter 7, in the U.S. Bankruptcy Court, Eastern District of Michigan. On September 15, 2004, the Trustee filed its Report of No Assets and on October 15, 2004 a final decree was entered and the case was closed.

      As a result of the bankruptcy, Aim Smart ceased all business operations and has not engaged in any operations since that time. In addition, on or about October 8, 2004 the Colorado Secretary of State revoked Aim Smart's corporate charter. Accordingly, Aim Smart had abandoned its business.

      On May 25, 2007, in its Court Order, the District Court, Denver County, Colorado granted the custodianship of Aim Smart to Corporate Services International, Inc. Mr. Michael Anthony is the sole officer, director and shareholder of Corporate Services International. The Court Order provides that the custodian is granted the full authority to conduct the affairs of Aim Smart as stated in C.R.S.A. Section 7-114-303(3)(II)(b) which allows the Custodian to exercise all powers of the Board of Directors and Officers.

      In accordance with the Order, and in furtherance of the purposes thereof, on May 25, 2007 Corporate Services International appointed Michael Anthony as sole interim Director, President and Secretary. In addition, Aim Smart hired Corporate Services International for the purpose of assisting the Company in its efforts to salvage value for the benefit of its shareholders, including assisting in the preparation of this Registration Statement. Corporate Services International has also agreed to advise Aim Smart as to potential business combinations.

      As of January 28, 2008, Aim Smart is not in negotiations with, nor does it have any agreements with any potential merger candidate.

      On August 22, 2007 after proper notice to all shareholders, the Company held an annual meeting for the purpose of the election of directors. Michael Anthony was elected the sole Director and thereafter appointed as President, Secretary and Treasurer.

      On June 26, 2007, Corporate Services International Profit Sharing Plan agreed to contribute $40,000 as paid in capital to Aim Smart, the entire amount of which was paid to Aim Smart on September 13, 2007. Aim Smart has used and shall continue to use these funds to pay the costs and expenses necessary to revive the Company's business and implement the Company's business plan. Such expenses include, without limitation, fees to reinstate the Company's corporate charter with the state of Colorado; payment of all past due franchise taxes; settling all past due accounts with the Company's transfer agent; calling and holding a shareholder's meeting; accounting and legal fees; and costs associated with preparing and filing this Registration Statement, etc.

      In consideration for the capital contribution, on or near June 26, 2007, Aim Smart issued to Corporate Services International Profit Sharing Plan 65,000,000 shares of its common stock (pre split, 86,667 post split) representing approximately 65% of its common stock outstanding on that date. In addition, Aim Smart agreed to issue an additional 200,000 shares immediately following the effectiveness of a 750:1 reverse split, resulting in Corporate Services International Profit Sharing Plan owning 86% of the issued and outstanding common stock. The additional 200,000 shares were issued to Corporate Services International Profit Sharing Plan on October 24, 2007.

      Corporate Services International Profit Sharing Plan is an entity, for which Michael Anthony is beneficiary. Corporate Services International, Inc. is a private services corporation for which Michael Anthony is the sole shareholder, officer and director.

      Moreover, from May 25, 2007 through December 31, 2007 Corporate Services International lent Aim Smart $11,520 which funds were used to pay ongoing administrative expenses, including the costs associated with calling and holding the shareholders' meeting and filing updated and current tax returns with the Internal Revenue Service.

      On August 13, 2007, Aim Smart, Inc. was incorporated in Delaware for the purpose of merging with Aim Smart, Inc. a Colorado Corporation so as to effect a redomicile to Delaware. The Delaware Corporation was authorized to issue 200,000,000 shares of $.001 par value common stock and 1,000,000 shares of $.001 par value preferred stock. On September 5, 2007, both Aim Smart the Colorado corporation and Aim Smart the Delaware corporation signed and filed Articles of Merger, with the respective states, pursuant to which the Colorado Corporation's shareholders received one share of new (Delaware) common stock for every one share of old (Colorado) common stock they owned. All outstanding shares of the Colorado Corporation's common stock were effectively purchased by the new Delaware Corporation, effectively merging the Colorado Corporation into the Delaware Corporation, and making the Delaware Corporation the surviving entity.

      On October 9, 2007, the Board of Directors adopted Amended and Restated By-laws of Aim Smart.

      On October 19, 2007 Aim Smart enacted a reverse split of its common stock on a 1:750 basis. The Shareholders of Aim Smart approved the amendment to the Articles of Incorporation to effectuate the reverse split, by consent. In conjunction with the reverse split Aim Smart's trading symbol was changed to "AIMR.PK".

Current Business Plan

      Aim Smart is a shell company in that it has no or nominal operations and either no or nominal assets. At this time, Aim Smart's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

      Aim Smart's common stock has been subject to quotation on the pink sheets. There is not currently an active trading market in the Company's shares nor do we believe that any active trading market has existed for the last 2 years. There can be no assurance that there will be an active trading market for our securities following the effective date of this Registration Statement. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

      Management has substantial flexibility in identifying and selecting a prospective new business opportunity. Aim Smart would not be obligated nor does management intend to seek pre-approval by our shareholders.

      Aim Smart may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. Aim Smart may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

      Aim Smart intends to promote itself privately. The Company has not yet begun such promotional activities. The Company anticipates that the selection of a business opportunity in which to participate will be complex and risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders, and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

      Aim Smart has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. On December 31, 2007 Aim Smart had a cash balance of $32,388. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8K's, 10K's or 10KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. Nevertheless, the officer and director of Aim Smart has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

      The analysis of new business opportunities will be undertaken by, or under the supervision of, the officer and director of the Company with such outside assistance as he may deem appropriate. Management intends to concentrate on identifying preliminary prospective business opportunities, which may be brought to its attention through present associations of the Company's officer and director. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. Management of Aim Smart expects to meet personally with management and key personnel of the business opportunity as part of the investigation. To the extent possible, the Company intends to utilize written reports and investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements are not available.

      The foregoing criteria are not intended to be exhaustive and there may be other criteria that management may deem relevant. In connection with an evaluation of a prospective or potential business opportunity, management may be expected to conduct a due diligence review.

      The Officer of Aim Smart has some, but not extensive experience in managing companies similar to the Company and shall mainly rely upon his own efforts, in accomplishing the business purposes of the Company. The Company may from time to time utilize outside consultants or advisors to effectuate its business purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

      The Company will not restrict its search for any specific kind of business, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, Aim Smart does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

      The time and costs required to pursue new business opportunities, which includes due diligence investigations, negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws, cannot be ascertained with any degree of certainty.

      Management intends to devote such time as it deems necessary to carry out the Company's affairs. The exact length of time required for the pursuit of any new potential business opportunities is uncertain. No assurance can be made that we will be successful in our efforts. We cannot project the amount of time that our management will actually devote to our plan of operation.

      Aim Smart intends to conduct its activities so as to avoid being classified as an "Investment Company" under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder.

Aim Smart is a Blank Check Company
----------------------------------

      At present, Aim Smart is a development stage company with no revenues and has no specific business plan or purpose. Aim Smart's business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, Aim Smart is a blank check company and any offerings of our securities needs to comply with Rule 419 under the Act. Aim Smart has no current plans to engage in any such offerings.

Aim Smart's Common Stock is a Penny Stock
-----------------------------------------

      Aim Smart's common stock is a "penny stock," as defined in Rule 3a51-1 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock of Aim Smart is subject to the penny stock rules, it may be more difficult to sell our common stock.

Acquisition of Opportunities

      Management owns 286,667 post reverse shares or 86% of the total issued and outstanding shares of Aim Smart. As a result, management will have substantial flexibility in identifying and selecting a prospective new business opportunity. In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

      It is anticipated that any securities issued in any such reorganization would be issued in reliance upon an exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition.

      As part of Aim Smart's investigation, the officer and director of the Company may personally meet with management and key personnel, may visit and inspect material facilities, obtain analysis and verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

      With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

      Aim Smart will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

      Aim Smart does not intend to provide its security holders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

Conflicts of Interest
---------------------

      Our management is not required to commit his full time to our affairs. As a result, pursuing new business opportunities may require a greater period of time than if he would devote his full time to our affairs. Management is not precluded from serving as an officer or director of any other entity that is engaged in business activities similar to those of Aim Smart. Moreover, management is currently an officer and director of Apogee Robotics, Inc., a company substantially similar to Aim Smart. Management has not identified and is not currently negotiating a new business opportunity for us. In the future, management may become associated or affiliated with entities engaged in business activities similar to those we intend to conduct. In such event, management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In general, officers and directors of a Delaware corporation are required to present certain business opportunities to a corporation for which they serve as an officer of director. In the event that our management has multiple business affiliations, he may have similar legal obligations to present certain business opportunities to multiple entities. In the event that a conflict of interest shall arise, management will consider factors such as reporting status, availability of audited financial statements, current capitalization and the laws of jurisdictions. If several business opportunities or operating entities approach management with respect to a business combination, management will consider the foregoing factors as well as the preferences of the management of the operating company. However, management will act in what he believes will be in the best interests of the shareholders of Aim Smart and other respective public companies. Aim Smart shall not enter into a transaction with a target business that is affiliated with management.

COMPETITION

      Aim Smart will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of Aim Smart's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors

EMPLOYEES

      Aim Smart currently has no employees. The business of the Company will be managed by its sole officer and director and such officers or directors which may join the Company in the future, and who may become employees of the Company. The Company does not anticipate a need to engage any fulltime employees at this time.

                                  RISK FACTORS
                                  ------------

FORWARD-LOOKING STATEMENTS

      This annual report on Form 10-KSB contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, the market in which we operate, our beliefs and our management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as "expects", "anticipates", "targets", "goals", "projects", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements.

DEPENDENCE ON KEY PERSONNEL

      Aim Smart is dependent upon the continued services of its sole officer and director, Michael Anthony. To the extent that his services become unavailable, Aim Smart will be required to obtain other qualified personnel and there can be no assurance that it will be able to recruit and hire qualified persons upon acceptable terms.

LIMITED RESOURCES; NO PRESENT SOURCE OF REVENUES.

      At present, our business activities are limited to seeking potential business opportunities. Due to our limited financial and personnel resources, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have only limited resources and have no operating income, revenues or cash flow from operations. Our management is providing us with funding, on an as needed basis, necessary for us to continue our corporate existence and our business objective to seek new business opportunities, as well as funding the costs, including professional accounting fees, of registering our securities under the Exchange Act and continuing to be a reporting company under the Exchange Act. We have no written agreement with our management to provide any interim financing for any period. In addition, we will not generate any revenues unless and until we enter into a new business, of which there can be no assurance. As of December 31, 2007 we had cash of $32,388.

BROAD DISCRETION OF MANAGEMENT

      Any person who invests in our securities will do so without an opportunity to evaluate the specific merits or risks of any potential new prospective business in which we may engage. As a result, investors will be entirely dependent on the broad discretion and judgment of management in connection with the selection of a prospective business. There can be no assurance that determinations made by our management will permit us to achieve our business objectives.

ABSENCE OF SUBSTANTIVE DISCLOSURE RELATING TO PROSPECTIVE BUSINESS

      As of the date of this registration statement, we have not yet identified any prospective business or industry in which we may seek to become involved and at present we have no information concerning any prospective business. There can be no assurance that any prospective business opportunity will benefit shareholders or prove to be more favorable to shareholders than any other investment that may be made by shareholders and investors.

THERE IS NO ACTIVE MARKET FOR OUR COMMON STOCK AND NONE MAY DEVELOP OR BE SUSTAINED

      There is currently no active trading market in our shares. There can be no assurance that there will be an active trading market for our securities following commencement of a new business. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

UNSPECIFIED INDUSTRY FOR NEW PROSPECTIVE BUSINESS OPPORTUNITIES; UNASCERTAINABLE RISKS

      There is no basis for shareholders to evaluate the possible merits or risks of potential new business opportunities or the particular industry in which we may ultimately operate. To the extent that we effect a business combination with a financially unstable entity or an entity that is in its early stage of development or growth, including entities without established records of revenues or income, we will become subject to numerous risks inherent in the business and operations of that financially unstable company. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high degree of risk, we will become subject to the currently unascertainable risks of that industry. A high level of risk frequently characterizes certain industries that experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular new prospective business or industry, there can be no assurance that we will properly ascertain or assess all such risks or that subsequent events may not alter the risks that we perceive at the time of the consummation of any new business opportunity.

CONFLICTS OF INTEREST

      Our management is not required to commit his full time to our affairs. There may be a conflict of interest in allocating his time in the event that management engages in similar business efforts for other entities. Our management will devote such time, in his sole discretion, to conduct our business, including the evaluation of potential new business opportunities. As a result, the amount of time devoted to our business and affairs may vary significantly depending upon whether we have identified a new prospective business opportunity or are engaged in active negotiations related to a new business. In the event that a conflict of interest shall arise, management will consider factors such as reporting status, availability of audited financial statements, current capitalization and the laws of jurisdictions. If several business opportunities or operating entities approach management with respect to a business combination, management will consider the foregoing factors as well as the preferences of the management of the operating company. However, management will act in what they believe will be in the best interests of the shareholders of Aim Smart and other respective public companies. Aim Smart shall not enter into a transaction with a target business that is affiliated with management.

COMPETITION

      Aim Smart expects to encounter intense competition from other entities seeking to pursue new business opportunities. Many of these entities are well-established and have extensive experience in identifying new prospective business opportunities. Many of these competitors possess greater financial, technical, human and other resources than we do and there can be no assurance that we will have the ability to compete successfully. Based upon our limited financial and personnel resources, we may lack the resources as compared to those of many of our potential competitors.

ADDITIONAL FINANCING REQUIREMENTS

      Aim Smart has no revenues and is dependent upon the willingness of management and management controlled entities to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence. As of December 31, 2007, Aim Smart has incurred approximately $41,225 for general and administrative expenses, including accounting fees, reinstatement fees, and other professional fees related to the preparation and filing of this registration statement under the Exchange Act. In addition, as of December 31, 2007 Aim Smart has current liabilities of $28,813 and has incurred additional expenses since that date. We may not generate any revenues unless and until the commencement of new business operations. We believe that management will continue to provide sufficient funds to pay accounting and professional fees and other expenses to fulfill our reporting obligations under the Exchange Act until we commence business operations. Through the date of this Form 10-KSB management related parties have made a capital investment of $40,000 into the Company and have loaned the Company an additional $11,520 for ongoing expenses. In the event that our available funds from our management and affiliates prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse affect on our ability to pay the accounting and other fees in order to continue to fulfill our reporting obligations and pursue our business plan. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement would be available on terms acceptable and in our best interests. We do not have any written agreement with our affiliates to provide funds for our operating expenses.

STATE BLUE SKY REGISTRATION; POTENTIAL LIMITATIONS ON RESALE OF THE SECURITIES

      The holders of our shares of common stock and those persons who desire to purchase our stock in any trading market that might develop, should be aware that there may be state blue-sky law restrictions upon the ability of investors to resell our securities. Accordingly, investors should consider the secondary market for Aim Smart's securities to be a limited one.

      It is the present intention of Aim Smart's management, after the commencement of new business operations, to seek coverage and publication of information regarding our Company in an accepted publication manual which permits a manual exemption. The manual exemption permits a security to be distributed in a particular state without being registered if the Company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuer's officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

      Most of the accepted manuals are those published in Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they "recognize securities manuals" but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

DIVIDENDS UNLIKELY

      We do not expect to pay dividends for the foreseeable future because we have no revenues. The payment of dividends will be contingent upon our future revenues and earnings, if any, capital requirements and overall financial condition. The payment of any future dividends will be within the discretion of our board of directors. It is our expectation that after the commencement of new business operations that future management will determine to retain any earnings for use in business operations and accordingly, we do not anticipate declaring any dividends in the foreseeable future.

POSSIBLE ISSUANCE OF ADDITIONAL SECURITIES

      Our Articles of Incorporation, as amended, authorize the issuance of 200,000,000 shares of common stock, par value $0.001. As of January 28, 2008, we have 333,227 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of our Company may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

COMPLIANCE WITH PENNY STOCK RULES

      Our securities will be considered a "penny stock" as defined in the Exchange Act and the rules thereunder, unless the price of our shares of common stock is at least $5.00. We expect that our share price will be less than $5.00. Unless our common stock is otherwise excluded from the definition of "penny stock", the penny stock rules apply. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock is subject to the penny stock rules, it may become more difficult to sell such securities. Such requirements could limit the level of trading activity for our common stock and could make it more difficult for investors to sell our common stock.

GENERAL ECONOMIC RISKS

      Aim Smart's current and future business plans are dependent, in large part, on the state of the general economy. Adverse changes in economic conditions may adversely affect our plan of operation.

ITEM 2. DESCRIPTION OF PROPERTY

      Aim Smart shares office space with its officer and director at 330 Clematis Street, Suite 217, West Palm Beach, Florida 33401. The Company does not have a lease and the Company pays no rent for the leased space. The Company does not own any properties nor does it lease any other properties. The Company does not believe it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations as described herein.

ITEM 3. LEGAL PROCEEDINGS

      On May 25, 2007, in its Court Order the District Court, Denver County, Colorado granted the custodianship of Aim Smart to Corporate Services International, Inc. Mr. Michael Anthony is the sole officer, director and shareholder of Corporate Services International. The Court Order provides that the custodian is granted the full authority to conduct the affairs of Aim Smart as stated in C.R.S.A. Section 7-114-303(3)(II)(b) which allows the Custodian to exercise all powers of the Board of Directors and Officers.

       Aim Smart's officers and directors are not aware of any threatened or pending litigation to which the Company is a party or which any of its property is the subject and which would have any material, adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

      The Company's common stock is traded on the "Pink Sheets" under the symbol "AIMR.PK". Such trading of our common stock is limited and sporadic. To the best knowledge of the Company, there has been no active trading activity for approximately the past two years.

      The table below sets forth the high and low bid quotations for the Company's Common Stock for each quarter of fiscal 2007 and fiscal 2007. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Closing Bids
------------

                                            HIGH          LOW
                                            ----          ---
   2007

Quarter ended December 31, 2007             $1.65        $1.30
Quarter ended September 30, 2007            $2.25        $0.00
Quarter ended June 30, 2007                 $0.00        $0.00
Quarter ended March 31, 2007                $0.00        $0.00

   2006

Quarter ended December 31, 2006             $0.00        $0.00
Quarter ended September 30, 2006            $0.00        $0.00
Quarter ended June 30, 2006                 $0.03        $0.00
Quarter ended March 31, 2006                $0.00        $0.00

      At the time of filing of this Form 10-KSB, there is no common stock that is subject to outstanding options or warrants to purchase or securities convertible into, common equity of the Company.

      It is the position of the Securities and Exchange Commission, in a No Action Letter to OTC Compliance at the NASD, dated January 21, 2000, that Rule 144 is not available for resale transactions involving securities sold by promoters and affiliates of a blank check company, and their transferees, and anyone else who has been issued securities from a blank check company, and that securities issued by a blank check company to promoters and affiliates, and their transferees, can only be resold through registration under the Act. Promoters and affiliates of a blank check company will be considered underwriters under the Securities Act when reselling the securities of a blank check company. At present, the Company is a development stage company with no revenues and has no specific business plan or purpose. The Company's business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, the Company is a blank check company.

      At the time of filing of this Form 10-KSB, there is approximately 37,010 shares of common stock that could be sold pursuant to Rule 144(k), all of which were issued while the Company was operating in the years 1997 through 2004.

      The ability of individual shareholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state.

      Aim Smart is not and is not proposing to publicly offer any securities at this time.

      From time-to-time the Company may grant options or warrants, or promise registration rights to certain shareholders. The Company has no control over the number of shares of its common stock that its shareholders sell. The price of the Company's stock may be adversely affected if large amounts are sold in a short period.

      The Company's shares most likely will be subject to the provisions of
Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

      The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the SEC. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse), are subject to additional sales practice requirements.

      For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent to clients disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.

      As of January 28, 2008, there were approximately 322 holders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Dividends

      The Company has not declared any dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company's ability to pay dividends on its Common Stock other than those generally imposed by applicable state law.

Equity Compensation Plans

      We have no equity compensation plans.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements, the accompanying notes thereto and other financial information appearing elsewhere in this report. This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

OVERVIEW

      Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At December 31, 2007, we had $32,388 of cash assets. At December 31, 2007 the Company had current liabilities of $28,813.

      We have had no revenues in either the year end December 31, 2007 or year end December 31, 2006. Our operating expenses for the year end December 31, 2006 were $1,200 comprised of general and administrative expenses. Accordingly, we had a net loss of $1,200 and a net loss per share of $.03 for the year end December 31, 2006. Our operating expenses for the year end December 31, 2007 were $41,225 comprised of general and administrative expenses. Accordingly, we had a net loss of $41,225 and a net loss per share of $.21 for the year end December 31, 2007.

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

      During the fiscal year ended December 31, 2007, we received $40,000 through the sale of a total of 286,667 post split restricted shares to Corporate Services International Profit Sharing Plan an entity owned and controlled by our officer and director, Michael Anthony. In addition to the $40,000 capital investment, Corporate Services International, another entity owned and controlled by Mr. Anthony, has loaned the Company a total of $11,520. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. As of December 31, 2007 the Company had accounts payable of $2,293 and an additional $26,520 owed to related parties. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. In addition, future management funding, will more than likely be in the form of loans, for which the Company will be liable to pay back.

      The Board of Directors of the Company has determined that, subject to stockholder approval, the best course of action for the Company is to complete a business combination with an existing business. The Company has limited liquidity or capital resources. As of December 31, 2007, the Company has a cash balance of $32,388. In the event that the Company cannot complete a merger or acquisition and cannot obtain capital needs for ongoing expenses, including expenses related to maintaining compliance with the Securities laws and filing requirements of the Securities Exchange Act of 1934, the Company could be forced to cease operations.

      Aim Smart currently plans to satisfy its cash requirements for the next 12 months though its current cash and by borrowing from its officer and director or companies affiliated with its officer and director and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated entities. Aim Smart currently expects that money borrowed will be used during the next 12 months to satisfy the Company's operating costs, professional fees and for general corporate purposes. The Company may explore alternative financing sources, although it currently has not done so.

      Aim Smart will use its limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company. It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, the shareholders will experience a dilution in their ownership interest in the Company. If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.

      In connection with the plan to seek new business opportunities and/or effecting a business combination, the Company may determine to seek to raise funds from the sale of restricted stock or debt securities. The Company has no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at acceptable terms, if at all.

      There are no limitations in the certificate of incorporation on the Company's ability to borrow funds or raise funds through the issuance of restricted common stock to effect a business combination. The Company's limited resources and lack of recent operating history may make it difficult to borrow funds or raise capital. Such inability to borrow funds or raise funds through the issuance of restricted common stock required to effect or facilitate a business combination may have a material adverse effect on the Company's financial condition and future prospects, including the ability to complete a business combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business.

      The Company currently has no plans to conduct any research and development or to purchase or sell any significant equipment. The Company does not expect to hire any employees during the next 12 months.

OFF BALANCE SHEET ARRANGEMENTS

      None.

ITEM 7. FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                MICHAEL F. CRONIN
                           CERTIFIED PUBLIC ACCOUNTANT


Board of Directors and Shareholders
AIM Smart Corporation
West Palm Beach, Florida

I have audited the accompanying balance sheets of AIM Smart Corporation as of December 31, 2007 and 2006 and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (UNITED STATES). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AIM Smart Corporation as of December 31, 2007 and 2006 and the results of its operations, its cash flows and changes in stockholders' deficiency for the years then ended in conformity with accounting principles generally accepted in the United States.


January 24, 2008

/s/ Michael F. Cronin
-----------------------
Michael F. Cronin
Certified Public Accountant
Orlando, Florida

                                    AIM Smart Corporation
                                        Balance Sheet
                                     (Successor Company)
                                                                            December 31,
--------------------------------------------------------------------------------------------
                                                                         2007         2006
--------------------------------------------------------------------------------------------

                                            ASSETS
Current assets
Cash                                                                   $  32,388   $       0
Prepaid expenses                                                               0           0

                                                                      ----------------------
  Total current assets                                                    32,388           0

--------------------------------------------------------------------------------------------
Total Assets                                                           $  32,388   $       0
--------------------------------------------------------------------------------------------

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable-trade                                                 $   2,293   $   6,000
Accrued expenses                                                               0           0
Due to related parties                                                    26,520       1,200
Current portion of long term debt                                              0           0
                                                                      ----------------------
 Total current liabilities                                                28,813       7,200

Stockholders' Equity:
Common stock-200,000,000 authorized $0.001 par value
333,030 issued & outstanding                                                 333          46
Additional paid-in capital                                                51,713           0
Accumulated Deficit                                                      (48,471)     (7,246)
                                                                      ----------------------
Total Stockholders' Equity                                                 3,575      (7,200)

--------------------------------------------------------------------------------------------
Total Liabilities & Stockholders' Equity                               $  32,388   $       0
--------------------------------------------------------------------------------------------

See Summary of Significant Accounting Policies and Notes to Financial Statements.



                                  AIM Smart Corporation
                                 Statement of Operations
                                   (Successor Company)
                                 Years Ended December 31,

                                                                    2007            2006
                                                           -------------   -------------

Revenue                                                              $0              $0

Costs & Expenses:
  General & administrative                                       41,225           1,200
  Impairment of Long Lived Assets                                     0               0
  Interest                                                            0               0
                                                           -------------   -------------
  Total Costs & Expenses                                         41,225           1,200

Loss from continuing operations before income taxes,
extraordinary gain and discontinued operations                  (41,225)         (1,200)

Income taxes                                                          0               0

----------------------------------------------------------------------------------------
Net Loss                                                       ($41,225)        ($1,200)
----------------------------------------------------------------------------------------

Basic and diluted per share amounts:
Continuing operations                                            ($0.21)         ($0.03)
Discontinued operations                                             Nil             Nil
----------------------------------------------------------------------------------------
Basic and diluted net loss                                       ($0.21)         ($0.03)
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
Weighted average shares outstanding (basic & diluted)           194,016          46,363
----------------------------------------------------------------------------------------

See Summary of Significant Accounting Policies and Notes to Financial Statements.



                                    AIM Smart Corporation
                                   Statement of Cash Flows
                                     (Successor Company)
                                   Year Ended December 31,

                                                                    ------------------------
                                                                        2007        2006
                                                                    -----------  -----------

Cash flows from operating activities:
Net Loss                                                              ($41,225)    ($ 1,200)
Adjustments required to reconcile net loss
    to cash used in operating activities:
Fair value of services provided by related parties                      27,619
Expenses paid by related parties                                         3,702        1,200
Payables paid by related parties                                         6,000
(Increase) decrease in current assets                                        0            0
Increase (decrease) in accounts payable & accrued expenses              (3,707)           0
--------------------------------------------------------------------------------------------
  Cash used by operating activities:                                    (7,612)           0
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
  Cash used in investing activities                                          0            0
--------------------------------------------------------------------------------------------

  Cash flows from financing activities:
Proceeds from issuance of common stock                                  40,000            0
--------------------------------------------------------------------------------------------
  Cash generated by financing activities                                40,000            0
--------------------------------------------------------------------------------------------

Change in cash                                                          32,388            0
Cash-beginning of period                                                     0            0
--------------------------------------------------------------------------------------------
Cash-end of period                                                    $ 32,388     $      0
--------------------------------------------------------------------------------------------

See Summary of Significant Accounting Policies and Notes to Financial Statements.


                                                   AIM Smart Corporation
                                             Statement of Stockholders' Equity
                                                    (Successor Company)


                                                                          Common Stock
                                                           --------------------------------------------
                                                                                           Additional
                                                                              Common        paid-in         Accumulated
                                                                 Shares        Stock        capital           Deficit
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004-(restated to reflect 1:750
reverse stock split effective October 19, 2007)                  46,363            $46             $0           ($6,046)
-------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                                             0
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2005                                     46,363             46              0            (6,046)
-------------------------------------------------------------------------------------------------------------------------
Net Loss                                                                                                         (1,200)
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2006                                     46,363             46             $0           ($7,246)
-------------------------------------------------------------------------------------------------------------------------
Stock issued for cash                                           286,667            287         39,713
Fair value of services provided by related party                                               12,000
Net Loss                                                                                                        (41,225)
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2007                                    333,030            333        $51,713          ($48,471)
-------------------------------------------------------------------------------------------------------------------------

See Summary of Significant Accounting Policies and Notes to Financial Statements.


                                                           F-5

                              AIM SMART CORPORATION
                                 BACKGROUND AND
                         SIGNIFICANT ACCOUNTING POLICIES
                                December 31, 2006

THE COMPANY

ORGANIZATIONAL BACKGROUND: AIM Smart Corporation (the "Company"), was originally formed in April 1988 and operated as an internet based communication services company before filing for bankruptcy under Chapter 7 in February, 2004. We ceased all operations shortly thereafter. On May 25, 2007 we were reinstated by Colorado and reorganized as a Delaware corporation in September, 2007.

BANKRUPTCY PROCEEDINGS: On February 20, 2004 the Company filed voluntary Chapter 7 petitions under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of Michigan (case nos. 04-31632-wsf. As a result of the filing, all of our properties were transferred to a United States Trustee and we terminated all of our business operations. The Bankruptcy Trustee has disposed of all of the assets. On October 15, 2004 this Chapter 7 bankruptcy was closed by the U.S. Bankruptcy Court Eastern District of Michigan.

DISTRICT COURT, DENVER COLORADO PROCEEDINGS: Pursuant to its Order dated May 25, 2007 (the "Order"), the District Court, Denver, Colorado appointed Corporate Services International, Inc. custodian of the registrant for the purpose of appointing new officers and directors and with full authority to conduct the affairs of the Registrant as stated in C.R.S.A. ss. 7-114-303(3)(II)(b) which allows the Custodian to exercise all powers of the Board of Directors and Officers. Corporate Services International, Inc. is a personal services corporation for which Michael Anthony is the sole shareholder, officer and director.

BASIS OF PRESENTATION: We adopted "fresh-start" accounting as of October 16, 2004 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code. The results of the discontinued component have been reclassified from continuing operations to discontinued operations. The reclassification had no impact as the company had no sales or operating expenses for the period ended October 15, 2004.

SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

CASH AND CASH EQUIVALENTS: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

PROPERTY AND EQUIPMENT New property and equipment are recorded at cost. Property and equipment included in the bankruptcy proceedings and transferred to the Trustee had been valued at liquidation value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

VALUATION OF LONG-LIVED ASSETS: We review the recoverability of our long-lived assets including equipment, goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

STOCK BASED COMPENSATION: Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123R, ACCOUNTING FOR STOCK-BASED COMPENSATION, and EITF Issue No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING GOODS OR SERVICES.

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 123R, "Share-Based Payment" ("SFAS 123(R)"), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations, and would typically recognize no compensation expense for stock option grants if options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

We adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting therefore no charge is required for the year ended December 31, 2007. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company's calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

FAIR VALUE OF FINANCIAL INSTRUMENTS: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31 2007. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

EARNINGS PER COMMON SHARE: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of Preferred Stock. We have no such dilutive securities outstanding. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to our reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred January 1, 2005.

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2006 or 2005.

INCOME TAXES: We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with SFAS No. 109, "ACCOUNTING FOR INCOME TAXES," or SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 "Accounting Changes," and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We do not believe that adoption of SFAS 154 will have a material impact on our financial statements.

                              AIM SMART CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006

1. "FRESH START" ACCOUNTING:

On February 20, 2004 all of the Company's assets were transferred to the chapter 7 trustee in settlement of all outstanding corporate obligations. We adopted "fresh-start" accounting as of October 16, 2004 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

All results for periods subsequent to October 16, 2004 are referred to as those of the "Successor Company". The successor company had no transactions between October 16 and the end of the reporting period, December 31, 2004 and was inactive in 2005 and 2006.

In accordance with SOP No. 90-7, the reorganized value of the Company was allocated to the Company's assets based on procedures specified by SFAS No. 141, "Business Combinations". Each liability existing at the plan sale date, other than deferred taxes, was stated at the present value of the amounts to be paid at appropriate market rates. It was determined that the Company's reorganization value computed immediately before October 16, 2004 was $0. The Company had been inactive since October 15, 2004. We adopted "fresh-start" accounting because holders of existing voting shares immediately before filing and confirmation of the sale on May 25, 2007 received less than 50% of the voting shares of the emerging entity and its reorganization value is less than its post-petition liabilities and allowed claims.

2. COURT PROCEEDINGS:

On May 25, 2007, District Court, Denver Colorado approved an Order granting the custodianship of the company to Corporate Services, International, Inc. The appointment requires the custodian is to continue the business of the corporation and not to liquidate its affairs or distribute its assets. The material terms of the transaction confirmed by the District Court generally authorize Corporate Services, International to appoint new members to the Registrant's board of directors and to take any and all actions on behalf of the Company permitted by Colorado Statutes Section C.R.S.A. ss. 7-114-303(3)(II)(b), including actions to:

      |X| settle affairs, collect outstanding debts, sell and convey property, real and personal
      |X| demand, sue for, collect, receive and take into his or their possession all the goods and chattels, rights and credits, moneys and effects, lands and tenements, books, papers, choses in action, bills, notes and property, of every description of the corporation
      |X| institute suits at law or in equity for the recovery of any estate, property, damages or demands existing in favor of the corporation
      |X| exercise the rights and authority of a Board of Directors and Officers in accordance with state law, the articles and bylaws

The accounts of any former subsidiaries were not included and have not been carried forward.

RESULTANT CHANGE IN CONTROL: In connection with the Order confirming custodianship of the company to Corporate Services, International, Inc. approved on May 25, 2007, Michael Anthony became our sole director on August 22, 2007 after being appointed interim director by the court on May 25, 2007. As sole director, Michael Anthony entered into an agreement with the Corporate Services International Profit Sharing Plan. (CSIPSP) whereby CSIPSP agreed to make an investment of paid in capital of $40,000 to be used to pay for costs and expenses necessary to bring us back into compliance with state and federal securities laws. In exchange for the $40,000 CSIPSP was issued 86,667 and 200,000 shares of common stock on June 26, 2007 and October 23, 2007 respectively. Corporate Services International Profit Sharing Plan is an entity, for which Michael Anthony is beneficiary. Corporate Services International, Inc. is a private services corporation for which Michael Anthony is the sole shareholder, officer and director.

3. INCOME TAXES:

We have adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. Our net operating loss carryovers incurred prior to 2005 considered available to reduce future income taxes were reduced or eliminated through our recent change of control (I.R.C. Section 382(a)) and the continuity of business limitation of I.R.C. Section 382(c).

                                                                            2007        2006
Following is a summary of the components giving rise to the
deferred tax provision.
  Currently payable:
     Federal                                                                  $0          $0
     State                                                                     0           0
---------------------------------------------------------------------------------------------
Total currently payable                                                        0           0
---------------------------------------------------------------------------------------------
  Deferred:
     Federal                                                               4,600         400
     State                                                                     0           0
---------------------------------------------------------------------------------------------
Total deferred                                                             4,600         400
---------------------------------------------------------------------------------------------
Less increase in allowance                                                (4,600)       (400)
Net deferred                                                                   0           0
---------------------------------------------------------------------------------------------
Total income tax provision (benefit)                                          $0          $0
---------------------------------------------------------------------------------------------

                                                                            2007        2006
Individual components giving rise to the deferred tax assets are as follows:

Future tax benefit arising from net operating loss carry forwards          5,000         400
Less valuation allowance                                                  (5,000)       (400)
---------------------------------------------------------------------------------------------
Net deferred                                                                  $0          $0
---------------------------------------------------------------------------------------------

The components of pretax loss are as follows:
U.S.                                                                     $41,225      $1,200
Non-U.S.                                                                       0           0
                                                                              --          --
                                                                         $41,225      $1,200

We have determined it more likely than not that deferred tax timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

We have a current operating loss carry-forward of $ 14,800 that begins expiring in 2026. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

A reconciliation of the effective tax rate to the federal tax rate is as follows:

                                                        %
                                            =========================
                                               2007          2006

Statutory U.S. federal income tax rate        34.00%        34.00%
Permanent non-deductible differences          -9.90%         0.00%
Deferral of accruals                         -12.88%         0.00%
Change in valuation allowance                -11.22%       -34.00%
---------------------------------------------------------------------
Effective income tax rate                      0.00%         0.00%
---------------------------------------------------------------------

4. COMMITMENTS:

The Company is not a party to any leases and does not have any commitments

5. RELATED PARTY TRANSACTIONS NOT DISCLOSED ELSEWHERE:

FAIR VALUE OF SERVICES: The principal stockholder provided, without cost to the Company, his services, valued at $1,800 per month for July through December, which totaled $10,800 for the year ended December 31, 2007. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $1,200 for the year ended December 31, 2007. The total of these expenses was $12,000 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of additional paid-in capital.

Legal services provided to the company by Laura Anthony through Legal & Compliance, LLC (Michael Anthony's spouse) was valued at $15,618 and was unpaid at December 31, 2007.

DUE RELATED PARTIES: Amounts due related parties consist of corporate reinstatement expenses paid by the principal shareholder prior to the establishment of a bank account. Such items due totaled $10,902 and $1,200 at December 31, 2007 and 2006 respectively.

6. STOCKHOLDERS' EQUITY:

      REVERSE STOCK SPLIT
On September 27, 2007 we declared a reverse split of our common stock. The formula provided that every seven hundred fifty (750) issued and outstanding shares of common stock of the Corporation be automatically split into 1 share of common stock. Any resulting share ownership interest of fractional shares was rounded up to the first whole integer in such a manner that all rounding was done to the next single share and each and every shareholder would own at least 1 share. The reverse stock split was effective September 27, 2007 for holders of record at October 19, 2007. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred January 1, 2005.

      COMMON STOCK
We are currently authorized to issue up to 200,000,000 shares of $ 0.001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis. In exchange for $40,000 received in September, 2007, CSIPSP was issued 86,667 and 200,000 shares of common stock on June 26, 2007 and October 23, 2007 respectively. The shares of common stock issued to CSIPSP resulted in a change of control.

      PREFERRED STOCK
We are currently authorized to issue up to 1,000,000 shares of $ 0.001 preferred stock.

There are no employee or non-employee options grants.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      In its two most recent fiscal years or any later interim period, the Company has had no disagreements with its independent accountants.

ITEM 8A. CONTROLS AND PROCEDURES

      The chief executive officer and chief financial officer of the Company, after conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2007, has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"). There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The following table sets forth the name, age and position held with respect to our present directors and executive officers:

NAME                AGE    POSITION                       EXECUTIVE OFFICER
                                                          AND DIRECTOR SINCE

Michael Anthony     41     Chief Executive Officer,
                           President, Secretary,
                           Treasurer, Director            May 25, 2007

      Our directors are elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified. Officers are not elected for a fixed term of office but hold office until their successors have been elected.

      Mr. Anthony, age 41, has been an officer and director of the Company since May 25, 2007. Mr. Anthony is the sole officer and director of Corporate Services International, Inc. a personal use business consulting company.

      In addition, since November 2004, Mr. Anthony has been President and CEO of Union Equity, Inc. and its wholly owned subsidiary Home Sales 24/7, Inc. Union Equity, Inc. is an Internet based real estate marketing firm.

      On or about July 15, 2005 Mr. Anthony became an officer and director of Ubrandit.com, Inc. a reporting blank check company and resigned his position on October 31, 2006. On or about July 30, 2006 Mr. Anthony became an officer and director of Standard Commerce, Inc. a reporting blank check company and resigned his position effective August 24, 2007. On or about March 15, 2007, Mr Anthony became an officer and director Apogee Robotics, Inc. a reporting blank check company.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the registrant's officers and directors, and persons who own more than 10% of a registered class of the registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the registrant with copies of all Section 16(a) forms that they file. Based solely on a review of Forms 3 and 4 and amendments thereto filed with the Commission during the fiscal year end December 31, 2007, all Section 16(a) forms were filed.

ITEM 10. EXECUTIVE COMPENSATION

      No executive compensation was paid during the fiscal period ended December 31, 2007 or 2006 by Aim Smart. Aim Smart has no employment agreement with any of its officers and directors.

      The following tables show, as to the named executive officers, certain information concerning stock options:

OPTION GRANTS DURING 2007

                           PERCENT OF
           NUMBER OF       TOTAL OPTIONS
           SECURITIES      GRANTED TO         EXERCISE OR
           UNDERLYING      EMPLOYEES IN       BASE PRICE      EXPIRATION
NAME       OPTIONS         FISCAL YEAR        ($/SH)          DATE
----       -------         -----------        ------          ----


NONE

AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES
                                            NUMBER OF SECURITIES
          ACQUIRED         VALUE            UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED IN
NAME      ON EXERICSE      REALIZED          OPTIONS AT FY-END (#)           THE MONEY OPTIONS
----      -----------      --------          ---------------------           -----------------
                                          EXERCISABLE  UNEXERCISABLE      EXERCISABLE  UNEXERCISABLE
                                          -----------  -------------      -----------  -------------

NONE

COMPENSATION OF DIRECTORS

      Aim Smart's directors are not compensated for their services as directors of the Company.

EMPLOYMENT CONTRACTS

      We do not have an employment contract with any executive officers. Any obligation to provide any compensation to any executive officer in the event of his resignation, retirement or termination, or a change in control of the Company, or a change in any named Executive Officers' responsibilities following a change in control would be negotiated at the time of the event.

We may in the future create retirement, pension, profit sharing and medical reimbursement plans covering our Executive Officers and Directors.

(h) The company has made no Long Term Compensation payouts (LTIP or other)

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of December 31, 2007, the number and percentage of outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each current director of the Company, (ii) each current executive officer of the Company,
(iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the Company's outstanding common stock. Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws (where applicable).

Owner                    Common Shares     Percentage(1)
---------------------------------------------------------------
Michael Anthony(2)         286,667           86.03%
---------------------------------------------------------------
Officers and directors as  286,667           86.03%
a group (1 persons)

5% Owner:

Winpoint RCS, Inc.          18,507            5.55%
---------------------------------------------------------------

(1) Based on 333,216 shares of common stock outstanding as of December 31, 2007, and taking into effect the 1:750 reverse split effectuated on October 19, 2007.

(2) Held by Corporate Services International Profit Sharing, a private services corporation of which Mr. Anthony is the sole beneficiary.

There are no arrangements which may result in a change in control of Aim Smart.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During the last three years, to the knowledge of the Company, there was no person who had or has a direct or indirect material interest in any transaction or proposed transaction to which the Company was or is a party. Transactions in this context relate to any transaction which exceeds $120,000 or one percent of the average of the Company's total assets at year end for the last three completed fiscal years.

      The officers and directors of the Company will not devote more than a portion of their time to the affairs of the Company. There may be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflict may require that the company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the company.

      There is no procedure in place which would allow officers or directors to resolve potential conflicts in an arms-length fashion. Accordingly, they will be required to use their discretion to resolve them in a manner in which they consider appropriate.

      Laura Anthony, Esquire is corporate and securities counsel to the Company. Laura Anthony is Michael Anthony's wife. Ms. Anthony's legal fees for the fiscal year end December 31, 2007 totaled $15,000.

      Aim Smart does not have any outside directors.


                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of December 31, 2006 and December 31, 2007 are filed as part of this report.

      (1)   Financial statements of Aim Smart Corporation.

      (2)   Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      (3)   Exhibits

EXHIBIT INDEX

Exhibit No.        Description of Exhibits
-----------        -----------------------

      (a)   Exhibits
            ---------

3.1.1       Original Articles of Incorporation dated April 27, 1988

3.1.2       Amendment to Articles of Incorporation - July 13, 1988

3.1.3       Amendment to Articles of Incorporation - October 8, 1997

3.1.4       Articles of Incorporation - Delaware - August 13, 2007

3.1.5       Certificate of Merger - September 5, 2007

3.1.6       Amendment to Articles of Incorporation - September 24, 2007

3.2         Amended and Restated By-Laws

31.1 Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes Oxley Act of 2002

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The Company was billed a total of $3,500 for the fiscal years ended December 31, 2007 and 2006 inclusive for professional services rendered by the principal accountant for the audit of the Company's annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings. These services also included updating the audits for our registration statement and review of the quarterly financial statements of the Company's acquiree.

AUDIT RELATED FEES

There were $0 in audit related fees for the fiscal years ended December 31, 2006 and 2007. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

TAX FEES

There were no tax fees for the fiscal years ended December 31, 2006 and 2007. Tax fees include fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

ALL OTHER FEES

There were no other professional services rendered by our principal accountant during the last two fiscal years that were not included in the above paragraphs.

The Company's Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Michael F. Cronin, CPA as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 30, 2008                        AIM SMART CORPORATION


                                              By: /s/ Michael Anthony
                                                  ------------------------------
                                                  Name: Michael Anthony
                                                  Title: Chief Executive Officer