Form 10-Q
period 2008-03-31
AIM SMART CORP
filed 2008-05-15
CIK 1052284

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-52954

AIM SMART CORPORATION
(Exact name of registrant as specified in its charter)
Delaware	84-1090791
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 Maiden Lane, Suite 309, New York, NY	10038
(Address of principal executive offices)	(Zip Code)

(212) 797-9877
(Registrant’s telephone number including area code)

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]       No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X]       No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One) Large accelerated filer     Accelerated filer __   Non-accelerated filer     Small reporting company [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

May 12, 2008

Common Voting Stock: 333,216

Aim Smart Corporation
Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Current Assets
Cash	$ 17,090	$ 32,388
Total Current Assets	17,090	32,388

Total Assets	$ 17,090	$ 32,388

Liabilities & Stockholders' Equity
Current Liabilities
Accounts payable	-	2,293
Due to related parties	14,020	26,520
Total Current Liabilities	14,020	28,813

Stockholders' Equity
Common stock - 200,000,000 shares authorized,
$0.001 par value, 333,030 shares issued & outstanding	333	333
Additional paid-in-capital	57,713	51,713
Accumulated deficit	(54,977)	(48,471)
Total Stockholders' Equity	3,070	3,575

Total Liabilities & Stockholders' Equity	$ 17,090	$ 32,388

The accompanying notes are an integral part of these condensed financial statements.

Aim Smart Corporation
Statements of Operations

	For the Three Months Ended
	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)
Revenue	$ -	$ -

Costs & Expenses
General & Administrative	6,506	-

Total Costs & Expenses	6,506	-

Loss from operations	(6,506)	-

Income tax expense	-	-

Net Loss	$ (6,506)	$ -

Basic & diluted per share amounts:
Basic & diluted	$ (0.02)	$ -

Net Loss Per Share - Basic & diluted	$ (0.02)	$ -

Weighted average number of shares
outstanding during the period –
basic and diluted	333,216	46,549

The accompanying notes are an integral part of these condensed financial statements.

Aim Smart Corporation
Statements of Cash Flows
For the Three Months Ended

	For the Three Months Ended March 31, 2008 March 31, 2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$ (6,506)	$ -
Adjustments required to reconcile net loss:
Fair value of services provided by related party	6,000	-
Decrease in accounts payable & accrued expense	(2,293)	-

Cash used by operating activities	(2,798)	-

Cash provided by investing activities	-	-

Cash flows from financing activities:
Decrease in Due to Related Parties	(12,500)	-

Cash used by financing activities	(12,500)	-

Change in cash	(15,298)	-

Cash - beginning of period	32,388	-

Cash - end of period	$ 17,090	$ -

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ -

Cash paid for taxes	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

AIM SMART CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

1. "FRESH START" ACCOUNTING:

On February 20, 2004 all of the Company's assets were transferred to the chapter 7 trustee in settlement of all outstanding corporate obligations. We adopted “fresh-start” accounting as of October 16, 2004 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

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

2. COURT PROCEEDINGS:

On May 25, 2007, District Court, Denver Colorado approved an Order granting the custodianship of the company to Corporate Services, International, Inc. The appointment requires the custodian is to continue the business of the corporation and not to liquidate its affairs or distribute its assets. The material terms of the transaction confirmed by the District Court generally authorize Corporate Services, International to appoint new members to the Registrant's board of directors and to take any and all actions on behalf of the Company permitted by Colorado Statutes Section C.R.S.A. ss. 7-114-303(3)(II)(b), including actions to:

➢

settle affairs, collect outstanding debts, sell and convey property, real and personal

➢

demand, sue for, collect, receive and take into his or their possession all the goods and chattels, rights and credits, moneys and effects, lands and tenements, books, papers, choses in action, bills, notes and property, of every description of the corporation

➢

institute suits at law or in equity for the recovery of any estate, property, damages or demands existing in favor of the corporation

➢

exercise the rights and authority of a Board of Directors and Officers in accordance with state law, the articles and bylaws

The accounts of any former subsidiaries were not included and have not been carried forward.

RESULTANT CHANGE IN CONTROL: In connection with the Order confirming custodianship of the company to Corporate Services, International, Inc. approved on May 25, 2007, Michael Anthony became our sole director on August 22, 2007 after being appointed interim director by the court on May 25, 2007. As sole director, Michael Anthony entered into an agreement with the Corporate Services International Profit Sharing Plan. (CSIPSP) whereby CSIPSP agreed to make an investment of paid in capital of $40,000 to be used to pay for costs and expenses necessary to bring us back into compliance with state and federal securities laws. In exchange for the $40,000 CSIPSP was issued 86,667 and 200,000 shares of common stock on June 26, 2007

AIM SMART CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

2. COURT PROCEEDINGS (Continued):

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

4. COMMITMENTS:

The Company is not a party to any leases and does not have any commitments

5. RELATED PARTY TRANSACTIONS NOT DISCLOSED ELSEWHERE:

FAIR VALUE OF SERVICES: The principal stockholder provided, without cost to the Company, his services, valued at $1,800 per month for January through March, which totaled $5,400 for the quarter ended March 31, 2008. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $600 for the quarter ended March 31, 2008. The total first quarter 2008 expenses of $6,000 which were provided by the principal stockholder are reflected in the statement of operations as general and administrative expenses with a corresponding contribution of additional paid-in capital.

DUE RELATED PARTIES: Amounts due related parties consist of corporate reinstatement expenses paid by the principal shareholder prior to the establishment of a bank account. During the first quarter of 2008, $12,500 was repaid to the principal shareholder, leaving a remaining balance of $14,020 at March 31, 2008.

6. STOCKHOLDERS' EQUITY:

      REVERSE STOCK SPLIT

On September 27, 2007 we declared a reverse split of our common stock. The formula provided that every seven hundred fifty (750) issued and outstanding shares of common stock of the Corporation be automatically split into 1 share of common stock. Any resulting share ownership interest of fractional shares was rounded up to the first whole integer in such a manner that all rounding was done to the next single share and each and every shareholder would own at least 1 share. The reverse stock split was effective September 27, 2007 for holders of record at October 19, 2007. Except as otherwise noted, all share, option and warrant numbers have

AIM SMART CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

6. STOCKHOLDERS' EQUITY (Continued):

been restated to give retroactive effect to this reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred January 1, 2007.

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

6.   SUBSEQUENT EVENT – CHANGE OF CONTROL:

On April 25, 2008 Ailing Zhao purchased 286,667 shares of the Company’s common stock, representing 86% of the outstanding shares.  The purchase price was $575,000.  The shares were purchased from Corporate Services International Profit Sharing Plan, the trustee and beneficiary of which is Michael Anthony.

Effective on the same date, Michael Anthony, the sole director of Aim Smart Corporation, elected Ailing Zhao, Mingli Yao and Yuan Yao to serve as members of the Board of Directors, and then Mr. Anthony resigned from his positions as sole member of the Board and as sole officer of Aim Smart Corporation.  The new Board then elected Mingli Yao to serve as Chief Executive Officer and Yuan Yao to serve as Chief Financial Officer of Aim Smart Corporation.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Results of Operations

We currently have no assets and no operations.  During the first three months of 2008 we realized no revenue and incurred $6,506 in operating expenses.  Our operating expenses consist of fees to lawyers and accountants necessary to maintain our standing as a fully-reporting public company and other administration expenses, which are primarily related to the existence of a trading market for our shares, such as transfer agent fees.

In the first three months of 2007 we incurred no operating expenses, due to the fact that the company was completely dormant, was not a reporting company, and had no trading market.

In April 2008 control of the company was transferred from Michael Anthony to Ailing Zhao.   However, we do not expect the level of our operating expenses to change in the future unless we undertake to implement a business plan or effect an acquisition.

Liquidity and Capital Resources

At March 31, 2008 we had working capital of $3,070, due to the fact that we had $17,090 in cash and owed only $14,020, all of which was owed to Michael Anthony or a corporation under his control.  Subsequent to March 31, 2008, in connection with Mr. Anthony’s sale of control, all of the company’s cash was used to satisfy the obligation to Michael Anthony and affiliates and to pay expenses incurred in April.  For that reason, we currently have no assets and no liabilities.

Since the company was revived by Michael Anthony in May 2007, its cash needs have been met by loans and contributions from management.  We expect that Ms. Zhao and the other new members of management will continue to fund our operations until we have completed an acquisition of an operating company and that we will, therefore, have sufficient cash to maintain our existence as a shell company for the next twelve months, if necessary.  Our management is not required to fund our operations, however, by any contract or other obligation.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Mingli Yao, our Chief Executive Officer, and Yuan Yao, our Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, Mr. and Ms. Yao concluded that the Company’s system of disclosure controls and procedures was effective as of March 31, 2008 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s first fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

 PART II   -   OTHER INFORMATION

Item 6.

Exhibits

31.1

Rule 13a-14(a) Certification – CEO

31.2

Rule 13a-14(a) Certification - CFO

32

Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

AIM SMART CORPORATION

Date: May 15, 2008

By: /s/ Mingli Yao

       Mingli Yao, Chief Executive Officer

By: /s/ Yuan Yao

       Yuan Yao, Chief Financial Officer