Form 10-Q
period 2008-06-30
AIM SMART CORP
filed 2008-07-24
CIK 1052284

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer    Accelerated filer _ Non-accelerated filer    Small reporting company [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

July 22, 2008

Common Voting Stock: 333,216

Aim Smart Corporation
Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Unaudited)
Assets
Current Assets
Cash	$ -	$ 32,388

Total Current Assets	-	32,388

Total Assets	$ -	$ 32,388

Liabilities & Stockholders' Equity
Current Liabilities
Accounts payable	-	2,293
Due to related parties	-	26,520

Total Current Liabilities	-	28,813

Stockholders' Equity
Common stock - 200,000,000 shares authorized,
$0.001 par value, 333,216 shares issued & outstanding	333	333

Additional paid-in-capital	60,644	51,713
Accumulated deficit	(60,977)	(48,471)
Total Stockholders' Equity	-	3,575

Total Liabilities & Stockholders' Equity	$ -	$ 32,388

 See accompanying notes to financial statements

Aim Smart Corporation
Statements of Operations

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$ -	$ -	$ -	$ -

Costs & Expenses
General & Administrative	6,001	9,173	12,507	9,173

Total Costs & Expenses	6,001	9,173	12,507	9,173

Loss from operations	(6,001)	(9,173)	(12,507)	(9,173)

Income tax expense	-	-	-	-

Net Loss	$ (6,001)	$ (9,173)	$ (12,507)	$ (9,173)

Basic & diluted per share amounts:
Basic & diluted	$ (0.02)	$ (0.06)	$ (0.04)	$ (0.06)

Net Loss Per Share - Basic & diluted	$ (0.02)	$ (0.06)	$ (0.04)	$ (0.06)

Weighted average number of shares outstanding
during the period –
basic and diluted	333,216	147,169	333,216	147,169

 See accompanying notes to financial statements

Aim Smart Corporation
Statement of Cash Flows

	For the six	For the six
	months ended	months ended
	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$ (12,507)	$ (9,173)
Adjustments required to reconcile net loss:
Fair value of services provided and expenses
paid by related party	8,932	-
Increase (Decrease) in accounts payable	(2,293)	7,273

Cash used by operating activities	(5,868)	(1,900)

Cash provided by investing activities	-	-

Cash flows from financing activities:
Decrease in Due to Related Parties	(26,520)	-
Sale of common stock	-	40,000

Cash used by financing activities	(26,520)	40,000

Change in cash	(32,388)	38,100

Cash - beginning of period	32,388	-

Cash - end of period	$ -	$ 38,100

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ -

Cash paid for taxes	$ -	$ -

 See accompanying notes to financial statements

AIM SMART CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2007 filed on January 30, 2008.

2. "FRESH START" ACCOUNTING:

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

In accordance with SOP No. 90-7, the reorganized value of the Company was allocated to the Company's assets based on procedures specified by SFAS No. 141, “Business Combinations.” Each liability existing at the plan sale date, other than deferred taxes, was stated at the present value of the amounts to be paid at appropriate market rates. It was determined that the Company's reorganization value computed immediately before October 16, 2004 was $0. The Company had been inactive since October 15, 2004. We adopted "fresh-start" accounting because holders of existing voting shares immediately before filing and confirmation of the sale on May 25, 2007 received less than 50% of the voting shares of the emerging entity and its reorganization value is less than its post-petition liabilities and allowed claims.

3. COURT PROCEEDINGS:

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

AIM SMART CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

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

4. INCOME TAXES:

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

5. COMMITMENTS:

The Company is not a party to any leases and does not have any commitments

6. RELATED PARTY TRANSACTIONS NOT DISCLOSED ELSEWHERE:

FAIR VALUE OF SERVICES: The principal stockholder provided, without cost to the Company, his services, valued at $1,800 per month for January through March, which totaled $5,400 for the quarter ended March 31, 2008. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $600 for the quarter ended March 31, 2008. The total first quarter 2008 expenses of $6,000 which were provided by the principal stockholder are reflected in the statement of operations as general and administrative expenses with a corresponding contribution of additional paid-in capital. These

AIM SMART CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

arrangements were terminated in April 2008 in connection with the sale by the principal stockholder of its interest in the Company (See:  Note 8).

DUE RELATED PARTIES: Amounts due related parties at December 31, 2007 consisted of corporate reinstatement expenses paid by the principal shareholder prior to the establishment of a bank account. During the first six months of 2008, the entirely of the amount due  was repaid to the principal shareholder.

CONTRIBUTION TO CAPITAL:  During the period from April 25, 2008 to June 30, 2008 the principal stockholder paid expenses of the Company in the amount of $2,931.  The total second quarter 2008 expenses of $2,931 which were provided by the principal stockholder are reflected in the statement of operations as general and administrative expenses with a corresponding contribution of additional paid-in capital.

7. STOCKHOLDERS' EQUITY:

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

8.   CHANGE OF CONTROL:

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

AIM SMART CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

elected Mingli Yao to serve as Chief Executive Officer and Yuan Yao to serve as Chief Financial Officer of Aim Smart Corporation.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Results of Operations

We currently have no assets and no operations.  During the first six months of 2008 we realized no revenue and incurred $12,507 in operating expenses.  Our operating expenses consist of fees to lawyers and accountants necessary to maintain our standing as a fully-reporting public company and other administration expenses, which are primarily related to the existence of a trading market for our shares, such as transfer agent fees.

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

Liquidity and Capital Resources

 At June 30, 2008 we had no working capital, due to the fact that we had no assets and no liabilities.  On April 25, 2008, Michael Anthony, who had been our principal shareholder, sold his interest in the Company.  In connection with that sale, all of our cash was used to pay the Company’s debt to Mr. Anthony and other payables. Since purchasing the shares from Mr. Anthony, Zhao AiLing and members of her family have made capital contributions sufficient to pay all of the Company’s ongoing expenses.  For that reason, we currently have no assets and no liabilities.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Mingli Yao, our Chief Executive Officer, and Yuan Yao, our Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, Mr. and Ms. Yao concluded that the Company’s system of disclosure controls and procedures was effective as of June 30, 2008 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s second fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Date: July 22, 2008

By: /s/ Mingli Yao

       Mingli Yao, Chief Executive Officer

By: /s/ Yuan Yao

       Yuan Yao, Chief Financial Officer