Form 10-Q
period 2008-09-30
Tongli Pharmaceuticals (USA), Inc.
filed 2008-11-14
CIK 1052284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008
OR

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________to _________

Commission File No. 000-52954

TONGLI PHARMACEUTICALS (USA), INC.
(Exact Name of Registrant as specified in Its Charter)

DELAWARE	84-1090791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 Maiden Lane, Suite 309, New York, NY 10038
(Address of principal executive offices)

(212)797-9877
(Issuer’s telephone number, including area code)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of equity as of the latest practicable date is stated below

Title of each class of Common Stock	Outstanding as of September 30, 2008
Common Stock, $0.001 par value	10,033,216

Part I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

TONGLI PHARMACEUTICALS (USA), INC.

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2008	MARCH 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$127,388	$130,630
Trade accounts receivable, net	12,775	2,470
Inventories	34,051	11,172
Prepaid expenses	22,023	-
Refundable deposits	10,976	405,643
Advances to suppliers	900,226	678,654
TOTAL CURRENT ASSETS	1,107,439	1,228,569

PROPERTY AND EQUIPMENT, NET	7,228,756	7,813,779

CONTRACT DEPOSIT	1,025,514	-

TOTAL ASSETS	$9,361,709	$9,042,348

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Note payable - bank	$1,009,216	$995,168
Accounts payable	713,207	959,382
Due to related parties	544,356	819,620
Accrued expenses and other sundry current liabilities	279,243	90,893
TOTAL CURRENT LIABILITIES	2,546,022	2,865,063

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, Authorized 1,000,000 shares; none issued	-	-
Common stock, $0.001 par value, Authorized 200,000,000 shares Issued and outstanding - 10,033,216 shares and 9,963,216, respectively	10,033	9,963
Additional paid-in capital	6,585,093	7,092,663
Accumulated other comprehensive income	1,109,169	955,288
Accumulated deficit	(888,608)	(1,880,629)
TOTAL SHAREHOLDERS EQUITY	6,815,687	6,177,285

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,361,709	$9,042,348

The accompanying notes are an integral part of these financial statements.

TONGLI PHARMACEUTICALS (USA), INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE SIX MONTHS ENDED SEPTEMBER 30,
	2008	2007	2008	2007

REVENUE	$1,645,540	$413,034	$3,310,710	$773,574

COST OF SALES, including depreciation and amortization of $4,111, $9,296 $85,901 and $27,769, respectively	926,819	235,890	1,896,959	444,724

GROSS PROFIT	718,721	177,144	1,413,751	328,850

OPERATING EXPENSES:
General and administrative	164,551	37,741	304,596	77,748
Research and development	10,175	-	10,175	-
Depreciation expense	42,807	72,037	85,155	138,204
Selling expense	20,613	11,557	36,188	14,226
TOTAL OPERATING EXPENSES	238,146	121,335	436,114	230,178

OPERATING INCOME	480,575	55,809	977,637	98,672

OTHER EXPENSE (INCOME):
Interest expense	51,839	28,385	86,916	49,007
Rental income	(58,300)	-	(101,300)	-

NET INCOME	487,036	27,424	992,021	49,665

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	7,763	83,066	153,881	144,903

COMPREHENSIVE INCOME	$494,799	$110,490	$1,145,902	$194,568

BASIC AND DILUTED INCOME PER SHARE	$0.05	$-	$0.10	$0.01

The accompanying notes are an integral part of these financial statements.

TONGLI PHARMACEUTICALS (USA), INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

				Accumulated
				Other
	Common Stock		Additional	Comrehensive	Accumulated
	Shares	Amount	Paid in capital	Income	Deficit	Total

Balance April 1, 2008	9,963,216	$9,963	$7,092,663	$955,288	$(1,880,629)	$6,177,285

Effects of reverse merger			(525,000)			(525,000)

Stock issued for services	70,000	70	17,430			17,500

Foreign currency translation adjustment				153,881		153,881

Net income					992,021	992,021
Balance September 30, 2008	10,033,216	$10,033	$6,585,093	$1,109,169	$(888,608)	$6,815,687

The accompanying notes are an integral part of these financial statements.

TONGLI PHARMACEUTICALS (USA), INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE SIX MONTHS ENDED SEPTEMBER 30,
	2008	2007

OPERATING ACTIVITIES:
Net income	$992,021	49,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	171,452	165,973
Bad debt	13,354	12,276
Stock issued for services	17,500	-
Changes in operating assets and liabilities:
Accounts receivable	(23,659)	(14,242)
Inventories	(22,879)	(101,130)
Prepaid expenses	(22,023)	(107,607)
Advances to suppliers	(221,572)	(62)
Accounts payable	(246,175)	320,175
Accrued expenses and other sundry current liabilities	188,350	21,341
NET CASH PROVIDED BY OPERATING ACTIVITIES	846,369	346,389

INVESTING ACTIVITIES:
Acquisition of property and equipment	(661)	(417,118)
Refund of deposits related to terminated acquistions	394,667	(79,669)
Contract deposit	(1,025,514)	-
Portion of cost of Aim Smart acquisition paid by the Company	(276,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(907,508)	(496,787)

FINANCING ACTIVITIES:
Payment of bank loans, net	(7,899)	(12,087)
Proceeds from related party advances	64,622	176,977
NET CASH PROVIDED BY FINANCING ACTIVITIES	56,723	164,890

EFFECTS OF EXCHANGE RATE ON CASH	1,174	(11,317)

(DECREASE) INCREASE IN CASH	(3,242)	3,175

CASH BEGINNING OF YEAR	130,630	1,986

CASH END OF YEAR	$127,388	$5,161

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$71,916	$49,007
Income taxes	$-	$-

Noncash transactions:
Reduction of related party debt in connection with terminated construction project	$588,886	$-
Portion of cost of Aim Smart acquisition paid on behalf of the Company by the Company's Chairman	$249,000	$-

The accompanying notes are an integral part of these financial statements.

TONGLI PHARMACEUTICALS (USA), INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and business description

Tongli Pharmaceuticals (USA), Inc. (“TP” or the “Company”) through a wholly-owned subsidiary, Harbin Tianmu Pharmaceuticals Co., Ltd. (“HTP”), develops, produces and sells a wide variety of Chinese drugs and healthcare products in The Peoples Republic of China (“PRC”). TP was formerly known as American Tony Pharmaceutical, Inc. (‘American Tony”). The name change became effective on October 30, 2008 and was done to better represent the origin and ongoing business of the Company.

On August 12, 2008, American Tony completed a reverse merger with Aim Smart Corporation (“Aim Smart”), a dormant public shell. Under the terms of the merger agreement, the former American Tony shareholders exchanged their shares for Aim Smart shares so that, upon the closing of the merger, the former American Tony shareholders owned 96.7% of the outstanding shares of Aim Smart. Aim Smart changed its name to American Tony prior to the change to TP. For accounting purposes, the Company became the surviving entity and Aim Smart became the surviving entity for legal purposes. Accordingly, the accompanying financial statements include the assets, liabilities and operations of the Company. The Company acquired its controlling interest in Aim Smart for a cost of $525,000. This interest was aquired solely to effectuate the reverse merger and was paid for with $276,000 of its own funds and a $249,000 loan from the Company’s Chairman. The cost of the Company’s acquisition of Aim Smart was charged to additional paid in capital at the time of the merger.

American Tony was incorporated on November 17, 2006 in the state of Delaware and has had no significant operations since its inception. HTP was formed under laws of Peoples Republic of China (“PRC”) on November 26, 1999. In February 2007, American Tony acquired HTP through a recapitalization transaction which was accomplished through the exchange of shares with HeiLongjiang Tongli Technology Co., Ltd. (“TT”), a wholly-owned company located in the PRC.

HTP has a GMP (Good Manufacturing Practices for Pharmaceutical Products) certificate, 10 Drug Register License and “Drug Production Certificate” from the State Drug Administration of PRC. The Company’s main products are a cholesterol reduction pill, mouthwash, an anti-inflammatory tablet and a calcium supplement. The products are sold through distributors and directly to customers; no service is provided after sales are made. Our customers are drug stores and hospitals located in China.

Basis of presentation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries.  All significant inter-company accounts and transactions have been eliminated. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The functional currency of TT and HTP is the Chinese Renminbi (RMB). The accompanying financial statements include the financial statements of foreign subsidiaries that have been translated and presented in United States dollars (USD).

Unaudited Interim Financial Statements

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments consisting of normal recurring accruals considered necessary to present fairly the Company's financial position, results of its operations and cash flows. The results of operations for the three and six months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009. These interim unaudited consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes for the years ended March 31, 2008 and 2007 included in our Form 8-K filed with the Securities and Exchange Commission on July 30, 2008.

Uses of estimates in the preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company maintains cash with financial institutions in the Peoples Republic of China (“PRC”) which are not insured or otherwise protected.  Should any of these institutions holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution.

Cash and cash equivalents include cash in hand and cash in time deposits with original maturities of three months or less.

Inventories

Inventories are stated at the lower of cost, determined using the weighted average cost method, and net realizable value.  Costs include materials, labor and manufacturing overhead.  Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.

Advances to Suppliers

The company makes advances to certain vendors for purchase of its material. The advances to suppliers are interest free.

Property and equipment

Property and equipment are recorded at cost.  Depreciation is provided in amounts sufficient to amortize the cost of the related assets over their useful lives using the straight line method for financial reporting purposes.

HTP obtained the right to use a parcel of land on which its office and production facilities are situated.  Pursuant to the contract from the local government of the PRC, the contract expires in 2051.

Maintenance, repairs and minor renewals are charged to expense when incurred.  Replacements and major renewals are capitalized.

Impairment of Long Lived Assets

The Company accounts for the impairment of long-live assets in accordance with Statement of Financial Accounting Standards No. 144. “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. Based on its review, the Company believes that, as of September 30, 2008, there were no significant impairments of its long-lived assets used in operations.

Deferred income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109") which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, SFAS 109 requires recognition of future tax benefits, such as carry-forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Currency translation

Since the Company operates primarily in the PRC, the Company’s functional currency is the Chinese Yuan (”RMB”).  Revenue and expense accounts are translated at the average rates during the period, and balance sheet items are translated at year-end rates.  Translation adjustments arising from the use of differing exchange rates from period to period are included as a separate component of shareholders’ equity.  Gains and losses from foreign currency transactions are recognized in current operations.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Fair value of financial instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, requires that the Company disclose estimated fair values of financial instruments. The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, other receivables, advances to suppliers, accounts payable, accrued expenses and other sundry current liabilities and related party advances and borrowings.

As of the balance sheet dates, the estimated fair values of financial instruments were not materially different from their carrying values as presented on the balance sheet.  This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at the respective balance sheet dates.

Revenue Recognition

Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations of the Company exist and collectibility is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

Income (loss) per common share

Basic income (loss) per common share amounts are computed by dividing net income (loss) by the weighted-average common stock shares outstanding during the period.  Diluted income (loss) per common share are calculated using weighted-average common stock shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed exercise of common stock equivalents.  As of September 30, 2008 and 2007 there were no common stock equivalents outstanding.

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by shareholders and distributions to shareholders.  Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements.  Comprehensive income includes net income and the foreign currency translation gain, net of tax.

Statement of Cash Flows

In accordance with Statement of Financial Accounting Standards No. 95, “Statement of cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”),“Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organized segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  SFAS 131 has an immaterial effect on the Company’s financial statements, as the Company consists of one reportable business segment.  All revenue is from customers in the PRC.  Substantially all of the Company’s assets are located in the PRC.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157).  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We adopted the provisions of SFAS 157 on April 1, 2008. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice. In February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until fiscal years beginning after November 15, 2008. Accordingly, our adoption of this standard in 2008 was limited to financial assets and liabilities.  The adoption of SFAS No. 157 did not have a material effect on the results of operations, cash flows or financial position of the Company.

In February 2007, the FASB issued FASB Statement No, 159, “The Fair Value Option for Financial Assets and Liabilities - including an amendment of FASB Statement No. 115” (FAS 159).  FAS 159 became effective for the Company on April 1, 2008.  This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings.  The Company elected not to adopt the fair value option for valuation of those assets and liabilities which are eligible under this statement and therefore there was no impact to the Company’s results of operations, cash flows or financial position.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements.  SFAS 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements.  SFAS No. 141 (R) and SFSS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  The Company has not yet determined the effect on its financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160. SFAS 141 (R) will significantly affect the accounting for future business combinations and the Company will determine the accounting as new combinations are determined.

EITF Issue 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property is effective for financial statements issued for fiscal years beginning after December 15, 2008.  This issue addresses the income statement classification of payments made between parties in a collaborative arrangement.  The adoption of EITF 07-1 is not expected to have a significant impact on the Company’s results of operations, cash flows or financial position.

2.	GOING CONCERN

As noted in the accompanying financial statements at September 30, 2008, the Company has a deficiency in working capital of $1,438,583 and is in default on its bank loan of $1,009,216.  The uncertainties caused by these conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is currently profitable and is exploring various alternatives to improve its financial position and continue to meet its obligations. Management is focusing on improving its operations and seeking additional debt and/or equity financing. The Company is attempting to negotiate new terms with the bank and, as of September 30, 2008, the bank has not taken any action against the Company. There can be no assurance that any of these efforts will be fruitful.

3.	INVENTORIES

As of September 30, 2008 and March 31, 2008, inventories consist solely of finished goods.

4.	REFUNDABLE DEPOSITS

The principal shareholder of the Company entered into various agreements in an effort to expand the Company’s business.  Those agreements required deposits which were refundable if the transactions were not completed.  As of September 30, 2008, approximately $395,000 of such deposits have been refunded since certain of these agreements did not close.

5.	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

	SEPTEMBER 30, 2008	MARCH 31, 2008	LIFE

Building	$7,083,023	$6,914,476	40 years
Right to use land	393,867	412,669	50 years
Machinery and equipment	1,018,574	993,946	10 years
Office equipment	16,035	15,398	5 years
Vehicle	98,994	96,638	5 years
Construction in progress	-	588,886	-
	8,610,493	9,022,013
Accumulated depreciation and amortization	1,381,737	1,208,234
	$7,228,756	$7,813,779

Through March 31, 2008, the Company advanced $588,886 (RMB 4,135,724) to Harbin Tianmu Real Estate Development Co. Ltd., an entity owned by the Chairman of the Company. These advances were in connection with a proposed expansion of the Company’s manufacturing facilities to a new facility to be constructed in Yichun, China. In September 2008, management decided not to build this facility and the advances were repaid by offsetting such amounts against existing related party loans to Harbin Tianmu Real Estate Development Co. Ltd.

6.	CONTRACT DEPOSIT

Contract deposit represents a payment under an agreement to acquire patent rights pertaining to a formula for a nutraceutical product. The Company’s ability to conclude this acquisition and ultimately commercialize this product requires, among other things, additional assistance from the seller and obtaining government approvals.

7.	RELATED PARTIES

Related party loans consist of the following:

	SEPTEMBER 30,	MARCH 31,
	2008	2008

Harbin Tianmu Real Estate Development Co. Ltd. (a)	$(252,965)	$(619,297)
Chairman of the Company (a)	(267,750)	(136,109)
US Hua Sky International Investment LLC. (b)	(13,900)	-
Family members related to the Company's Chairman (c)	(9,741)	(64,214)

	$(544,356)	$(819,620)

(a) These loans are due on demand and bear interest at 7% per annum.
(b) The Company has a month to month sub-lease arrangement for its New York office with a company owned by its Chairman. The monthly rental is $4,000 and is the same as the amounts incurred by the related entity. This arrangement began on March 1, 2008.
(c) This loan bears interest at 7.6% per anuum and $54,705 was repaid in May 2008.

In June 2008, the Company issued 70,000 shares of common stock to two newly appointed independent directors.

8.	NOTE PAYABLE - BANK

This note bears interest at 8.19% per annum and is due on demand.  The note is collateralized by certain real estate assets owned by the principal shareholder of the Company and guaranteed by HeiLongjiang Tongli Technology Co., Ltd. The Company is currently in default on the loan, subject to default interest and penalties and is negotiating new terms with the bank.  As of September 30, 2008, the bank has not taken any action against the Company.

9.	INCOME TAXES

No provision for income taxes is required as a result of the utilization of net operating loss carry-forwards. Had carry-forwards not been available, the Company would have incurred income tax expense of approximately $347,000 and $17,000 for the six months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008, the Company has net operating loss carry-forwards in China of approximately $736,000 which expire between 2008 and 2013.

The Company has a deferred tax asset resulting from tax loss carry-forwards of approximately $236,000 and $555,000 as of September 30, 2008 and March 31, 2008, respectively, for which the Company has provided a 100% valuation allowance.

10.	COMMITMENTS AND CONTINGENCIES

The Company entered into agreements with three distributors to provide agreed upon amounts of products at pre-agreed pricing through March 2011.   In the event a distributor does not purchase a fixed percentage of the agreed upon amounts for three consecutive months, the Company may cancel the agreement.  In addition, one agreement provides, among other things, that the distributor can become the exclusive distributor for a geographical area if certain sales targets are met.

Since June 2007, HTP leased a portion of its facility to a pharmaceutical college at a monthly rental of approximately $13,400 (RMB 100,000). At March 31, 2008, approximately $94,000 of rents were unpaid due to the school’s limited revenues and the Company has recorded 100% reserve against this receivable. During the six months ended September 30, 2008, the Company received rents of $101,300 (RMB 700,000) and recorded the amount as rental income. As of September 30, 2008, approximately $73,000 of rents were unpaid and the Company has recorded 100% reserve against this receivable due to the continued uncertainty of collection.

Vulnerability due to Operations in PRC

The Company’s operations may be adversely affected by significant political, economic and social uncertainties in the PRC.  Although the PRC government has been pursuing economic reform policies for more than twenty years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRCs political, economic and social conditions.  There is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent or effective.

Substantially all of the Company’s businesses are transacted in RMB, which is not freely convertible.  The Peoples Bank of China or other banks are authorized to buy and sell foreign currencies at the exchange rates quoted by the Peoples Bank of China.  Approval of foreign currency payments by the Peoples Bank of China or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

Since the Company has its primary operations in the PRC, the majority of its revenues will be settled in RMB, not U.S. Dollars. Due to certain restrictions on currency exchanges that exist in the PRC, the Company’s ability to use revenue generated in RMB to pay any dividend payments to its shareholders outside of China may be limited.

The Company’s business depends on maintaining licenses of its current products from the China State Food and Drug Administration.  Obtaining licenses for additional products can be expensive and is usually time consuming.  Failure to obtain the necessary licenses when needed can cause the Company’s business plan to be delayed.  If the delays prevent the Company from generating positive cash flow or introducing a significant number of products, there will be a material adverse effect on the Company.

In September 2006, PRC changed the laws regarding transfer of equity in PRC companies in exchange for equity in non-PRC companies.  Approvals and registrations for such transfers are required and penalties may be imposed if the requirements are not met.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

 The following discussion and analysis of our financial condition and results should be read in conjunction with the information contained in the audited consolidated financial statements for the years ended March 31, 2008 and 2007and the notes thereto included in our Form 8K filed on July 30, 2008.

As used in this report, the terms “Company,” “we,” “our,” “us” and “TP” refer to Tongli Pharmaceuticals (USA), Inc. and its subsidiaries, a Delaware corporation.

Preliminary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “plan”, “anticipate,” “expect,” “intend,” “will,” “we believe,” “TP believes,” “management believes” and similar language. The forward-looking statements are based on the current expectations of management and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. Actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

Company Overview

Tianmu Pharmaceuticals Co, Ltd., our subsidiary, has been developing pharmaceutical and health care products that incorporate elements of Chinese Traditional Medicine with elements of Western Medicine. Our research and development activities have been carried out at relatively low cost because they have been carried out in concert with a number of research institutes and universities, including the Jilin Research Institute of Chinese Traditional Medicine, the Sichuan Research Institute of Chinese Material Medica, the Heilongjiang Institute of Chinese Traditional Medicine, the Chemistry Department of Tsinghua University, and the R&D Center of Harbin Medical University.

Products

As a result of our efforts, we now offer health care products in several distinct categories, including:

▪
Antihyperlipidemics.  These tablets, based on principles of Chinese Traditional Medicine, are used to reduce cholesterol levels and soften blood vessels in order to improve circulation.  Our antihyperlipidemics are offered as an affordable alternative to the statins commonly used for this purpose in Western Medicine.

▪
Yufang Anti-Bacterial Mouthwash. Comprised of a mixture of medicinal ingredients that counter disease and odor in the oral cavity and throat, Yufang Mouthwash is designed to purge bad breath caused by gum disease, abnormal sleep, nervousness, food, alcohol and smoking.  We package Yufang Mouthwash in bottles that are small enough to be carried conveniently, and we target customers who are travelling or away from home.  Our primary points of distribution for Yufang Mouthwash have been restaurants and transport carriers.

▪
Calcium Gluconate Oral Liquid.  This is a calcium supplement used for the prevention and treatment of diseases caused by calcium deficiency, such as osteoporosis, bone hypoplasis, and Rickets.  The liquid is particularly recommended for women during menopause or lactation.  The National Nutrition Survey conducted by the government of China indicated that the average calcium intake among the population of China is less than half of the recommended 800 milligrams.  This indicates a broad potential market for our product, in which we will have the advantage of carrying a pharmaceutical license number, which is considerably more authoritative than the health license numbers under which most of our competitors market their calcium supplements.

▪
Leucorrhea Relief Tablet.  Based on Chinese Traditional Medicine, this compound is designed to reduce leucorrhea (vaginal discharge).  It is also believed to provide relief from chronic cervicitis, endometritis, colpitis and other vaginal inflammations.

▪ Arrhythmia Relief Tablet. Based on Chinese Traditional Medicine, our anti-arrhythmia medication is designed to provide relief from irregular heart rate and the attendant palpitations and dizziness.  The product is particularly effective in treating atrioventricular premature beat.

▪ Artery Cleansing Oral Liquid.  Based on Chinese Traditional Medicine, this compound is designed to improve blood circulation by clearing arteries.  The product can be used in treatment of anoxemic cardiovascular and cerebrovascular disease, as well as hypertension and arteriosclerosis.

▪ Panax and Radix Polygoni Capsule.  This compound is believed to improve blood function and replenish the strength of the liver and kidneys.  By revitalizing these cleansing organs, Traditional Chinese Medicine seeks to allay the symptoms of neurasthenia caused by mental or physical fatigue.

We have also developed a number of products that are ready for commercialization, when our working capital is adequate:

▪
Broad-Spectrum Disinfectant.  We developed this product for use in the prevention of communicable diseases, such as Hepatitis B, bird flu and SARS.  We will require approximately 29 million RMB ($4.25 million) to expand our plant and acquire the machinery and inventory necessary to introduce this product to the market.

Manufacturing

We constructed our manufacturing and warehouse facilities in the Limin Pharmaceutical Technology Park in the City of Harbin.  Our entire site was constructed in compliance with Chinese State Drug Administration GMP standards, at a total construction cost of 50 million RMB (approx. $7.3 million), with a goal of achieving world class standards.  In recognition of our accomplishment, our manufacturing facility has received the National Drug GMP (Good Manufacturing Practices) Certification, which is necessary in order to carry on pharmaceutical manufacturing in the PRC.  We have also received certifications from the International Organization for Standardization:  specifically, ISO9001:2000 International Quality Management System Certification and ISO14001 Environmental Management System Certification.

At the present time, our manufacturing facility has the capacity to produce an annual output of products with a sales value over 100 million RMB (approximately $14,470,000).  We expect this to be adequate for at least the next two years.  In the meantime, however, we have budgeted $3.5 million for capital investment, in order to expand our capacity and this will require that we obtain additional capital.  At present, we have received no commitment for the necessary capital.

Raw Materials

We have developed purchasing relationships with a considerable number of suppliers, and have multiple sources for most of the raw materials that it requires.  Our business would not be significantly damaged by the loss of any one supplier.

A considerable portion of the raw materials that we require are volatile herbs, which have a brief shelf life.  This situation imposes a risk on our suppliers, who will often grow to order in order to insure an immediate market for their herbs.  The situation also necessitates that we assure ourselves that our raw material requirements are available precisely when needed.  To satisfy these conditions, it is our practice to make substantial cash advances to our suppliers in order to lock-in our raw material requirements. However, unless we develop proprietary sources of raw material supplies, the payment schedule for our supplies will continue to have a negative effect on our working capital.

Marketing

We currently market exclusively within the PRC.  Our distribution network is comprised of our own direct sales personnel as well as a network of authorized distribution agents.  Currently our sales network includes:

▪ 26 regional distribution agents;

▪ over 200 city and county level distribution agents;

▪ three national distributors, each of whom has the exclusive right to market one or more of our products if certain designated sales targets are achieved.  For example, we have given Jilin Province San Yuan Medical Ltd. the exclusive right to market our Calcium Gluconate Oral Solution and our Clindamycin Hydrochloride Capsule nationwide through March 2011 if it purchases certain designated minimum quantities of each product.

▪ The Harbin Passenger Transportation Agency, which sells our mouthwash on 20 of its inter-city train routes.

We also market online through the “China Flagship Medicine Net,” a consortium Website that offers subscribers medical information services and an online purchasing platform.

Intellectual Property and Government Regulation

Because our manufacturing facility has earned the National GMP Certification, we are authorized to produce products in four modes:  tablets, capsules, granules, and oral suspensions.  However, in order to market our products, we require a license specific to each product.  The more readily available license is for “health care products,” which are governed by the Heilongjiang Province Public Health Bureau. We have registered our Yuxiang Anti-Bacterial Mouthwash with this Bureau.

In order to market our products as pharmaceuticals, we are required to obtain a license specific to each product from the State Food & Drug Administration.  The process of obtaining such licenses is rigorous, requiring considerable testing.  On average, it costs us approximately 1 million RMB (approximately $150,000) to submit a product for approval by the SFDA.  To date, we have obtained the pharmaceuticals license for the following:

▪ Sophora Flavescens Ait Tablets

▪ Tong Mai Oral Solution

▪ Calcium Gluconate Oral Solution

▪ Benorilate Tablets

▪ Metformin Hydrocloride Tablets

▪ Clindamycin Hydrocloride Capsules

▪ Ginseng Polygonum Capsules

▪ Jiang Zhi Ning Granules

▪ Povidone Iodine Tablets

Our product protection primary depends on our tradename and reputation.  For that reason, we have registered “Tianmu” as our trademark in China.  In addition, we have obtained a patent in China that covers the method of applying blue polyethylene packaging to the bottles of our Calcium Gluconate Oral Solution.

Competition

China’s domestic pharmaceutical industry is highly competitive, with hundreds of companies vying to reach consumers through more than 100,000 pharmacies.  In some categories in which we compete, there are more than twenty other companies offering a competitive product.  The market continues to attract new entrants because the per capita medicine consumption in China is still low, relative to developed countries, which holds a promise of substantial growth.

Our strategies for establishing a significant market share include:

▪ Leveraging the prestige of the Limin Pharmaceutical Zone to develop a strong customer base in China’s northeast.

▪
Advertise the demonstrated efficacy of Tianmu Pharmaceutical’s product.  We have extensively tested our products and can cite studies that demonstrate the value of many of them.  This contrasts with a large portion of the over-the-counter pharmaceutical market in China, which is characterized by unproven products.

▪
Our investment in a state-of-the-art facility had gained our company a good reputation in the Chinese medical field, allowing us access to researchers at a number of prestigious medical institutions.  Our advertising will highlight these associations, thus adding to the prestige of our products.

Employees

We currently employ approximately 100 employees, all of whom are employed on a full-time basis.  60% of our employees are involved in technical and scientific activities.  80% of our employees have received college or university education.

Properties

The executive offices and manufacturing facilities in PRC are located in the Limin Pharmaceutical Technology Park in the City of Harbin, which is the capital of Heilongjiang Province.  We have a 50 year lease from the government of China to use 50,000 square meters of land for manufacturing purposes.  Currently our offices and manufacturing facility occupy 15,000 m2, and our warehouse occupies another 1,800 m2.

Our facilities are currently underutilized, due to our lack of working capital.  For that reason we have subleased a portion of our facility to a pharmaceutical college, which is required to pay a monthly rental of $13,400. During the six months ended September 30, 2008, we received rental income totaling approximately $101,300 (RMB 700,000).  If we are able to obtain the capital needed to expand our operations, the space now occupied by the college will be available to us.  We believe, therefore, that our property is sufficient for our operations for the foreseeable future.

Critical Accounting Policies and Estimates

This section should be read together with the accounting policies included in the consolidated financial statements included in our audited consolidated financial statements for the years ended March 31, 2008 and 2007 in our Form 8-K filed with the Securities and Exchange Commission on July 30, 2008.

Uses of estimates in the preparation of financial statements

The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of net revenue and expenses during each reporting period.  Actual results could differ from those estimates.

Inventories

Inventories are stated at the lower of cost, determined using the weighted average cost method, and net realizable value.  Costs include materials, labor and manufacturing overhead.  Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.

Advances to Suppliers

We make advances to certain vendors for purchase of our material. The advances to suppliers are interest free.

Property and equipment

Property and equipment are recorded at cost.  Depreciation is provided in amounts sufficient to amortize the cost of the related assets over their useful lives using the straight line method for financial reporting purposes.

We obtained the right to use a parcel of land on which our office and production facilities in PRC are situated.  Pursuant to the contract from the local government of the PRC, the contract expires in 2051.

Maintenance, repairs and minor renewals are charged to expense when incurred.  Replacements and major renewals are capitalized.

Currency translation

Since we operate primarily in the PRC, our functional currency is the Chinese Yuan (”RMB”).  Revenue and expense accounts are translated at the average rates during the period, and balance sheet items are translated at year-end rates.  Translation adjustments arising from the use of differing exchange rates from period to period are included as a separate component of shareholders’ equity.  Gains and losses from foreign currency transactions are recognized in current operations.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Revenue Recognition

We recognize revenue at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations by us exist and collectibility is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

Income (loss) per common share

Basic income (loss) per common share amounts are computed by dividing net income (loss) by weighted-average common stock shares outstanding during the period.  Diluted income per common share are calculated using weighted-average common stock shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed exercise of common stock equivalents.  As of September 30, 2008 and 2007 there were no common stock equivalents outstanding.

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by shareholders and distributions to shareholders.  Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements.  Comprehensive income includes net income and the foreign currency translation gain, net of tax.

Segment reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”),“Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organized segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  SFAS 131 has an immaterial effect on our financial statements, as our business consists of one reportable business segment.  All revenue is from customers in the PRC.  Substantially all of our assets are located in the PRC.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157).  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We adopted the provisions of SFAS 157 on April 1, 2008. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice. In February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until fiscal years beginning after November 15, 2008. Accordingly, our adoption of this standard in 2008 was limited to financial assets and liabilities.  The adoption of SFAS No. 157 did not have a material effect on our results of operations, cash flows or financial position.

In February 2007, the FASB issued FASB Statement No, 159, “The Fair Value Option for Financial Assets and Liabilities - including an amendment of FASB Statement No. 115” (FAS 159).  FAS 159 became effective for the Company on April 1, 2008.  This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings.  We elected not to adopt the fair value option for valuation of those assets and liabilities which are eligible under this statement and therefore there was no impact to our results of operations, cash flows or financial position.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements.  SFAS 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements.  SFAS No. 141 (R) and SFSS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  We have not yet determined the effect on our financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160. SFAS 141 (R) will significantly affect the accounting for future business combinations and we will determine the accounting as new combinations are determined.

EITF Issue 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property is effective for financial statements issued for fiscal years beginning after December 15, 2008.  This issue addresses the income statement classification of payments made between parties in a collaborative arrangement.  The adoption of EITF 07-1 is not expected to have a significant impact on our current results of operations, cash flows or financial position.

Results of Operations

We obtained our GMP Certification and pharmaceutical licenses in 2005.  Our focus for the next two years is on developing our marketing efforts. Our sales began only near the end of our fiscal year that ended on March 31, 2008. The results of our operation for the three and six months ended September 30, 2008 compared to the prior comparative periods are as follows:

Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007

Revenues, cost of sales and gross profit

Revenues increased 298.4% to approximately $1.6 million for the three months ended September 30, 2008 from approximately $0.4 million for the three months ended September 30, 2007. The $1.2 million increase was mainly attributable to the increase in sales of our product Artery Cleansing Oral Liquid supported by our marketing efforts, increasing brand recognition and effective pricing strategy and our distribution to previously unaddressed market.

Cost of sales was approximately $0.9 million for the three months ended September 30, 2008 compared to $0.2 million for the three months ended September 30, 2007. Expressed as a percentage of revenues, cost of sales sold was 56.3% for the three months ended September 30, 2008, compared to 57.1% for the three months ended September 30, 2007. The decrease in cost of sales as a percentage of revenues was mainly attributable to lower cost of sales of our product Artery Cleansing Oral Liquid.

Gross profit was approximately $0.7 million for the three months ended September 30, 2008 compared to $0.2 million for the three months ended September 30, 2007. Gross profit as a percentage of revenues increased to 43.7% in the three months ended September 30, 2008 compared to 42.9% in the comparable period of the prior year due to the higher gross margins related to our product Artery Cleansing Oral Liquid.

Operating expenses

Total operating expenses increased to approximately $0.2 million for the three months ended September 30, 2008 from $0.1 million for the three months ended September 30, 2007. As a percentage of revenues, operating expenses decreased to 14.5% for the three months ended September 30, 2008 compared to 29.4% for the three months ended September 30, 2007. The $0.1million increase in total operating expenses was due to the increase in salaries resulting from additional personnel needed by our growth and professional fees included in general and administrative expense.

Interest expense

Net interest expense was $51,839 for the three months ended September 30, 2008 compared to $28,385 for the three months ended September 30, 2007. The increase of $23,454 in net interest expense for the three months ended September 30, 2008 was because of higher interest on our bank loan and interest expense related to our loan to related parties.

Six Months Ended September 30, 2008 compared to Six Months Ended September 30, 2007

Revenues, cost of sales and gross profit

Revenues increased 328% to approximately $3.3 million for the six months ended September 30, 2008 from approximately $0.8 million for the six months ended September 30, 2007. The $2.5 million increase was mainly attributable to the increase in sales of our product Yufang Anti-Bacterial Mouth Wash supported by our marketing efforts, increasing brand recognition and effective pricing strategy and our distribution to previously unaddressed market.

Cost of sales was approximately $1.9 million for the six months ended September 30, 2008 compared to $0.5 million for the six months ended September 30, 2007. Expressed as a percentage of revenues, cost of sales decreased to 57.3% for the six months ended September 30, 2008, compared to 57.5% for the six months ended September 30, 2007. The decrease in cost of sales as a percentage of revenues was mainly attributable to higher cost of sales of our Yufang Anti-Bacterial Mouth Wash.

Gross profit was approximately $1.4 million for the six months ended September 30, 2008 compared to $0.3 million for the six months ended September 30, 2008. Gross profit as a percentage of revenues increased to 42.7% in the three months ended September 30, 2008 compared to 42.5% in the comparable period of the prior year due to higher gross margins related to our Yufang Anti-Bacterial Mouth Wash product.

Operating expenses

Total operating expenses increased to approximately $0.4 million for the six months ended September 30, 2008 from $0.2 million for the six months ended September 30, 2007. As a percentage of revenues, operating expenses decreased to 13.2% for the six months ended September 30, 2008 compared to 29.8% for the six months ended September 30, 2007. The $0.2 increase in total operating expenses was principally due to increase in salaries and professional fees included in our general and administrative expense.

Interest expense

Net interest expense was $86,916 for the six months ended September 30, 2008 compared to $49,007 for the six months ended September 30, 2007. The increase in net interest expense for the six months ended September 30, 2008 was because of increased interest expense on our bank loan and amounts due to related parties.

Liquidity and Capital Resource

The development of our business through September 30, 2008 resulted in an accumulated deficit of $888,608.  We funded that deficit by means of a bank loan and loans from the members of our management and entitites related to our Chairman.  While the recent six months ended September 30, 2008 was profitable, the funding of our operations left us at September 30, 2008 with a working capital deficit of approximately $1,438,583.

Included among our current liabilities at September 30, 2008 was a note payable to our bank in the amount of $1,009,216 (RMB 6,918,273).  The note is collateralized by real estate assets owned by our Chairman.  The note has been in default since June 30, 2007, and we are negotiating a refinance of the note.   To date the bank has not taken any action against the Company.

Our need to have raw materials available when needed causes us to advance cash to suppliers.  This drain on our cash will remain unless we secure a proprietary source of the volatile herbs that are a large portion of our raw materials.

The growth of our company will require capital.  Currently we have budgeted $3.5 million for capital improvements. We intend to pursue a two prong search for capital:  on the one hand seeking debt to be secured by our facility and equipment, which has a book value of $7.2 million and is free of liens; on the other hand approaching international equity markets for debt or equity investments.  To date we have no commitment from any source for the funds we require.

Cash Flow

Cash flows provided by operating activities during the six months ended September 30, 2008 amounted to $846,369, which consists of our net income of $992,021 increased by noncash adjustments of $202,306 and offset by changes in operating assets and liabilities of $347,958. Cash flows provided by operating activities in the six months ended September 30, 2007 amounted to $346,389, which consist of our net income of $49,665 increased by noncash adjustments of $178,249 and changes in operating assets and liabilities of $118,475. Cash flows from operations during the six months ended September 30, 2008 increased by $499,980 or 144% compared with to the same period of 2007. The increased cash flow was due primarily to the increase in our net income by $942,021.

Our cash flows used in investing activities amounted to $907,508 in the six months ended September 30, 2008, which consist of payment to acquire patent right of $1,025,514, payment for a portion of cost of Aim Smart of $276,000 and purchase of property and equipment of $661, offset by proceeds from refund of deposits related to terminated acquisitions of $394,667. Cash flows used in investing activities amounted to $496,787 in the six months ended September 30, 2007, which consist of acquisition of property and equipment of $417,188 and deposits paid relating to planned acquisitions of $76,669. Cash flows used in investing activities in the six months ended September 30, 2008 increased by $410,630 or 83% compared to the same period in 2007.

Our cash flows provided by financing activities amounted to $56,723 in the six months ended September 30, 2008, which consist of proceeds from related party advances of $64,622 offset by payment of our bank loan by $7,899. Cash flows provided by financing activities amounted to $164,890 in the six months ended September 30, 2007, which consist of proceeds from related party advances of $176,977 offset by payment of our bank loan by $12,087. Cash flows provided by financing activities decreased by $108,167 or 66% compared to the same period in 2007.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Issuance of Common Stock

On August 12, 2008, the Company (formerly American Tony) completed a reverse merger with Aim Smart Corporation (“Aim Smart”), a dormant public shell. Under the terms of the merger agreement, the former American Tony shareholders exchanged their shares for Aim Smart shares so that, upon the closing of the merger, the former American Tony shareholders owned 96.7% of the outstanding shares of Aim Smart. Aim Smart changed its name to American Tony prior to the change to TP.

In June 2008, the Company issued 70,000 shares of common stock to two newly appointed independent directors with a value $17,500.

Inflation

Inflation has not had a material impact on our business and we do not expect inflation to have a material impact on our business in the near future.

Currency Exchange Fluctuations

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Yuan (”RMB”).  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

All of the Company’s revenues and a majority of its expenses in the six months ended September 30, 2008 and 2007 were denominated in RMB and were converted into US dollars at the average exchange rate of 6.9109 RMB to 1USD for the six months ended September 30, 2008 and at the average exchange rate of 7.6780 RMB to 1USD for the six months ended September 30, 2007.

ITEM 3 - QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4 - CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Principal Financial Officer concluded that as of September 30, 2008 our disclosure controls and procedures were effective in ensuring that material information relating to us, is made known to the Chief Executive Officer and Principal Financial Officer by others within our company during the period in which this report was being prepared.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1LEGAL PROCEEDINGS

None.

ITEM 1A RISK FACTORS

As a smaller reporting company, the Company is not required to make disclosures under this Item 1A.

ITEM 2A UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 7 SIGNATURES

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tongli Pharmaceuticals (USA), Inc.

Dated: November 13, 2008	By:	/s/ Yao Mingli
Name: Yao Mingli
Title: Chief Executive Officer

	By:	/s/ Yao Yuan
Name: Yao Yuan
Title: Chief Financial Officer