Form 10-Q
period 2008-12-31
Tongli Pharmaceuticals (USA), Inc.
filed 2009-02-13
CIK 1052284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008
OR

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________to_________

Commission File No. 000-52954

TONGLI PHARMACEUTICALS (USA), INC.
 (Exact Name of Registrant as specified in Its Charter)

DELAWARE	84-1090791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 Maiden Lane, Suite 309, New York, NY 10038
 (Address of principal executive offices)

(212) 809-5611
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of equity as of the latest practicable date is stated below

Title of each class of Common Stock	Outstanding as of December 31, 2008
Common Stock, $0.001 par value	10,033,216

Part I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

TONGLI PHARMACEUTICALS (USA), INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	DECEMBER 31, 2008	MARCH 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$45,928	$130,630
Trade accounts receivable, net	140,445	2,470
Inventories	58,254	11,172
Prepaid expenses	38,429	-
Refundable deposits	-	405,643
Advances to suppliers	1,263,863	678,654
TOTAL CURRENT ASSETS	1,546,919	1,228,569

PROPERTY AND EQUIPMENT, NET	7,142,316	7,813,779

CONTRACT DEPOSIT	1,025,650	-

TOTAL ASSETS	$9,714,885	$9,042,348

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Note payable - bank	$1,009,349	$995,168
Accounts payable	104,201	959,382
Due to related parties	987,493	819,620
Accrued expenses and other sundry current liabilities	262,009	90,893
TOTAL CURRENT LIABILITIES	2,363,052	2,865,063

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value,
Authorized 1,000,000 shares; none issued	-	-
Common stock, $0.001 par value,
Authorized 200,000,000 shares
Issued and outstanding - 10,033,216 shares and 9,963,216 respectively	10,033	9,963
Additional paid-in capital	6,585,093	7,092,663
Accumulated other comprehensive income	1,110,112	955,288
Accumulated deficit	(353,405)	(1,880,629)
TOTAL SHAREHOLDERS EQUITY	7,351,833	6,177,285

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,714,885	$9,042,348

The accompanying notes are an integral part of these financial statements.

TONGLI PHARMACEUTICALS (USA), INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(UNAUDITED)

	FOR THE THREE MONTHS ENDED DECEMBER 31,		FOR THE NINE MONTHS ENDED DECEMBER 31,
	2008	2007	2008	2007

REVENUE	$1,754,581	$449,660	$5,065,291	$1,223,234

COST OF SALES, including depreciation and amortization of $37,909, $9,348 $123,810 and $37,117, respectively	923,525	181,423	2,820,484	626,147

GROSS PROFIT	831,056	268,237	2,244,807	597,087

OPERATING EXPENSES
General and administrative	148,536	57,675	453,132	135,423
Research and development	16,978	-	27,153	-
Depreciation expense	49,896	68,407	135,051	206,611
Selling expense	106,285	2,180	142,473	16,406
TOTAL OPERATING EXPENSES	321,695	128,262	757,809	358,440

OPERATING INCOME	509,361	139,975	1,486,998	238,647

OTHER EXPENSE (INCOME)
Interest expense	44,079	29,798	130,996	78,805
Rental income	(69,922)	(92,510)	(171,222)	(92,510)

NET INCOME	535,204	202,687	1,527,224	252,352

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	943	160,205	154,824	305,108

COMPREHENSIVE INCOME	$536,147	$362,892	$1,682,048	$557,460

BASIC AND DILUTED INCOME PER SHARE	$0.05	$0.02	$0.15	$0.03

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	10,033,216	9,963,216	10,033,216	9,963,216

The accompanying notes are an integral part of these financial statements.

TONGLI PHARMACEUTICALS (USA), INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED DECEMBER 31, 2008

(UNAUDITED)

				Accumulated
				Other
	Common Stock		Additional	Comrehensive	Accumulated
	Shares	Amount	Paid in capital	Income	Deficit	Total

Balance March 31, 2008	9,963,216	$9,963	$7,092,663	$955,288	$(1,880,629)	$6,177,285

Effects of reverse merger			(525,000)			(525,000)

Stock issued for services	70,000	70	17,430			17,500

Foreign currency translation adjustment				154,824		154,824

Net income					1,527,224	1,527,224

Balance December 31, 2008	10,033,216	$10,033	$6,585,093	$1,110,112	$(353,405)	$7,351,833

The accompanying notes are an integral part of these financial statements.

TONGLI PHARMACEUTICALS (USA), INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED DECEMBER 31,
	2008	2007

OPERATING ACTIVITIES:
Net income	$1,527,224	$252,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	258,861	243,728
Bad debt	(13,391)	-
Stock issued for services	17,500	-
Changes in operating assets and liabilities:
Accounts receivable	(124,584)	(4,855)
Inventories	(47,082)	(69,670)
Prepaid expenses	(38,429)	(46,246)
Advance to suppliers	(585,209)	(202,214)
Accounts payable	(855,181)	372,102
Accrued expenses and other sundry current liabilities	171,116	102,217
NET CASH PROVIDED BY OPERATING ACTIVITIES	310,825	647,414

INVESTING ACTIVITIES:
Acquisition of property and equipment	(661)	(547,718)
Refund of deposits related to terminated acquisitions	405,643	(12,716)
Contract and other deposit	(1,025,514)	(537,066)
Portion of cost of Aim Smart acquisition cost paid by the Company	(276,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(896,532)	(1,097,500)

FINANCING ACTIVITIES:
Payment of bank loans, net	(7,899)	(28,948)
Proceeds from advances from related party	966,470	507,107
Payments to related party	(459,854)	-
NET CASH PROVIDED (USED IN) BY FINANCING ACTIVITIES	498,717	478,159

EFFECTS OF EXCHANGE RATE ON CASH	2,288	(18,552)

(DECREASE) INCREASE IN CASH	(84,702)	9,521

CASH BEGINNING OF PERIOD	130,630	1,986

CASH END OF PERIOD	$45,928	$11,507

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$101,134	$78,805
Income taxes	$-	$-

Noncash transactions:
Reduction of related party debt in connection with terminated contruction project	$588,886	$-
Portion of cost of Aim Smart acquisition paid on behalf of the Company by the Company's Chairman	$249,000	$-

The accompanying notes are an integral part of these financial statements.

TONGLI PHARMACEUTICALS (USA), INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and business description

Tongli Pharmaceuticals (USA), Inc. (“TP” or the “Company”) through a wholly-owned subsidiary, Harbin Tianmu Pharmaceuticals Co., Ltd. (“HTP”), develops, produces and sells a wide variety of Chinese drugs and healthcare products in the People's Republic of China (“PRC”). TP was formerly known as American Tony Pharmaceutical, Inc. (“American Tony”). The name change became effective on October 30, 2008 and was done to better represent the origin and ongoing business of the Company.

On August 12, 2008, American Tony completed a reverse merger with Aim Smart Corporation (“Aim Smart”), a dormant public shell. Under the terms of the merger agreement, the former American Tony shareholders exchanged their shares for Aim Smart shares so that, upon the closing of the merger, the former American Tony shareholders owned 96.7% of the outstanding shares of Aim Smart. Aim Smart changed its name to American Tony prior to the change to TP. For accounting purposes, the Company became the surviving entity and Aim Smart became the surviving entity for legal purposes. Accordingly, the accompanying financial statements include the assets, liabilities and operations of the Company.  The Company acquired its controlling interest in Aim Smart for a cost of $525,000. This interest was acquired solely to effectuate the reverse merger and was paid for with $276,000 of its own funds and a $249,000 loan from the Company’s Chairman.  The cost of the Company’s acquisition of Aim Smart was charged to additional paid in capital at the time of the merger.

American Tony was incorporated on November 17, 2006 in the state of Delaware and has had no significant operations since its inception. HTP was formed under laws of the People’s Republic of China (“PRC”) on November 26, 1999. In February 2007, American Tony acquired HTP through a recapitalization transaction which was accomplished through the exchange of shares with Heilongjiang Tongli Technology Co., Ltd. (“TT”), a wholly-owned subsidiary of American Tony located in the PRC.

HTP has a GMP (Good Manufacturing Practices for Pharmaceutical Products) certificate, 10 Drug Register License and “Drug Production Certificate” from the China State Food and Drug Administration (formerly, China State Drug Administration).  The Company’s main products are a cholesterol reduction pill, mouthwash, an anti-inflammatory tablet and a calcium supplement. The products are sold through distributors and directly to customers; no service is provided after sales are made. Our customers are drug stores and hospitals located in China.

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

Unaudited Interim Financial Statements

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments consisting of normal recurring accruals considered necessary to present fairly the Company's financial position, results of its operations and cash flows.  The results of operations for the three and nine months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.  These interim unaudited consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes for the years ended March 31, 2008 and 2007 included in our Form 8-K filed with the Securities and Exchange Commission on July 30, 2008.

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

Cash and Cash Equivalents

The Company maintains cash with financial institutions in the People’s Republic of China (“PRC”) which are not insured or otherwise protected.  Should any of these institutions holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution.

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

Advances to Suppliers

Company management developed purchasing relationships with a considerable number of suppliers, and have multiple sources for most of the raw materials that we require. The Company’s business would not be significantly damaged by the loss of any one supplier.

A considerable portion of the raw materials that production requires are volatile herbs, which have a brief shelf life.  This situation imposes a risk on suppliers, who often grow such herbs to order to insure an immediate market for the herbs.  The situation also necessitates that management is assured that raw material requirements are available precisely when needed.  To satisfy these conditions, it is the practice to make substantial cash advances to suppliers in order to lock-in raw material requirements. However, unless the Company develops proprietary sources of raw material supplies, the advance payment schedule for supplies will continue to have a negative effect on working capital. The advances to suppliers are interest free.

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

Impairment of Long Lived Assets

The Company accounts for the impairment of long-live assets in accordance with Statement of Financial Accounting Standards No. 144. “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. Based on its review, the Company believes that, as of December 31, 2008, there were no significant impairments of its long-lived assets used in operations.

Income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS “109”) which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, SFAS 109 requires recognition of future tax benefits, such as carry-forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

 Currency translation

Since the Company operates primarily in the PRC, the Company’s functional currency is the Chinese Renminbi (”RMB”).  Revenue and expense accounts are translated at the average rates during the period, and balance sheet items are translated at year-end rates.  Translation adjustments arising from the use of differing exchange rates from period to period are included as a separate component of shareholders’ equity.  Gains and losses from foreign currency transactions are recognized in current operations.

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

Revenue Recognition

Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

Income per common share

Basic income per common share amounts are computed by dividing net income by the weighted-average common stock shares outstanding during the period.  Diluted income per common share is calculated using weighted-average common stock shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed exercise of common stock equivalents.  As of December 31, 2008 and 2007 there were no common stock equivalents outstanding.

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

Segment reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organized segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  SFAS 131 has an immaterial effect on the Company’s financial statements, as the Company consists of one reportable business segment.  All revenue is from customers in the PRC.  Substantially all of the Company’s assets are located in the PRC.

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

In February 2007, the FASB issued FASB Statement No, 159, “The Fair Value Option for Financial Assets and Liabilities – including an amendment of FASB Statement No. 115” (FAS 159).  FAS 159 became effective for the Company on April 1, 2008.  This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings.  The Company elected not to adopt the fair value option for valuation of those assets and liabilities which are eligible under this statement and therefore there was no impact to the Company’s results of operations, cash flows or financial position.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements.  SFAS 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree attheir fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements.  SFAS No. 141 (R) and SFSS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  The Company has not yet determined the effect on its financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160. SFAS 141 (R) will significantly affect the accounting for future business combinations and the Company will determine the affects of the accounting as new acquisitions are considered.

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

As noted in the accompanying financial statements at December 31, 2008, the Company has a deficiency in working capital of $816,133 and is in default on its bank loan of $1,009,349.  The uncertainties caused by these conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is currently profitable and is exploring various alternatives to improve its financial position and continue to meet its obligations. The Company’s principal shareholder has expressed a willingness to help fund operations with additional advances which aggregated approximately $443,000 during the quarter ended December 31, 2008 and approximately $507,000 for the nine months ended December 31, 2008, and management is focusing on improving its operations and seeking additional debt and/or equity financing. The Company is attempting to negotiate new terms with the bank and, as of December 31, 2008, the bank has not taken any action against the Company. There can be no assurance that any of these efforts will be fruitful.

3.	INVENTORIES

As of December 31, 2008 and March 31, 2008, inventories consist the following:

	DECEMBER 31,	MARCH 31,
	2008	2008

Raw material	$52,160	$-
Finished goods	6,094	11,172

	$58,254	$11,172

4.	REFUNDABLE DEPOSITS

The principal shareholder of the Company entered into various agreements in an effort to expand the Company’s business.  Those agreements required deposits which were refundable if the transactions were not completed.  As of December 31, 2008, all such deposits have been refunded.

5.	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

	DECEMBER 31, 2008	MARCH 31, 2008	LIFE

Building	$7,083,964	$6,914,476	40 years
Right to use land	393,920	412,699	50 years
Machinery and equipment	1,018,709	993,946	10 years
Office equipment	16,035	15,398	5 years
Vehicle	99,007	96,638	5 years
Construction in progress	-	588,886	-
	8,611,635	9,022,013
Accumulated depreciation and amortization	1,469,318	1,208,234

	$7,142,316	$7,813,779

Through March 31, 2008, the Company advanced $588,886 (RMB4,135,724) to Harbin Tianmu Real Estate Development Co. Ltd., an entity owned by the Chairman of the Company. These advances were in connection with a proposed expansion of the Company’s manufacturing facilities to a new facility to be constructed in Yichun, China.  In September 2008, management decided not to build this facility and the advances were repaid by offsetting such amounts against existing related party loans due to Harbin Tianmu Real Estate Development Co. Ltd.

6.	CONTRACT DEPOSIT

Contract deposit represents a payment under a material contract pertaining to a formula for a nutraceutical product. The Company’s ability to conclude this acquisition and ultimately commercialize this product requires, among other things, additional assistance from the seller and obtaining government approvals.

7.	RELATED PARTIES

Related party loans consist of the following:

	DECEMBER 31,	MARCH 31,
	2008	2008

Harbin Tianmu Real Estate Development Co. Ltd. (a)	$(650,270)	$(619,297)
Chairman of the Company (a)	(316,636)	(136,109)
US Hua Sky International Investment LLC. (b)	(20,587)	-
Family members related to the Company's Chairman (c)	-	(64,214)

	$(987,493)	$(819,620)

(a)	These loans are due on demand and bear interest at 7% per annum.
(b)
The Company has a month to month sub-lease arrangement for its New York office with a company owned by its Chairman. The monthly rental is $3,950 and is the same as the amounts incurred by the related entity. This arrangement began on March 1, 2008.

(c)	This loan bears interest at 7.6% per annum and was repaid as of December 31, 2008.

In June 2008, the Company issued 70,000 shares of common stock to two newly appointed independent directors.

8.	NOTE PAYABLE – BANK

This note bears interest at 12.3% per annum and is due on demand.  The note is collateralized by certain real estate assets owned by the principal shareholder of the Company and guaranteed by Heilongjiang Tongli Technology Co., Ltd. The Company is currently in default on the loan, subject to default interest and penalties and is negotiating new terms with the bank.  As of December 31, 2008, the bank has not taken any action against the Company.

9.	INCOME TAXES

No provision for income taxes is required as a result of the utilization of net operating loss carry-forwards.  Had carry-forwards not been available, the Company would have incurred income tax expense of approximately $590,000 and $81,000 and $240,000 and $64,000, for the nine months ended December 31, 2008 and 2007 and for the three months ended December 31, 2008 and 2007, respectively.

As of December 31, 2008, the Company has approximately $61,000 of net operating loss carry-forward in PRC which expire in 2013 and $299,000 of net operating loss carry-forwards in the United States of America which expire in 2029.

The Company has a deferred tax asset resulting from tax loss carry-forwards of approximately $125,000 and $555,000 as of December 31, 2008 and March 31, 2008, respectively, for which the Company has provided a 100% valuation allowance.

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

Since June 2007, HTP leased a portion of its facility to a pharmaceutical college at a monthly rental of approximately $13,400 (RMB100,000) through September 30, 2008 and $23,300 (RMB160,000) from October 1, 2008.  At March 31, 2008, approximately $94,000 of rents were unpaid due to the school’s limited revenues and the Company has recorded 100% reserve against this receivable.  During the nine months ended December 31, 2008, the Company received rents of approximately $171,000 (RMB1,180,000) and recorded the amount as rental income.  As of December 31, 2008, approximately $81,000 (RMB560,000) of rents were unpaid and the Company has recorded 100% reserve against this receivable due to the continued uncertainty of collection.

Vulnerability due to Operations in PRC

The Company’s operations may be adversely affected by significant political, economic and social uncertainties in the PRC.  Although the PRC government has been pursuing economic reform policies for more than twenty years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC’s political, economic and social conditions.  There is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent or effective.

Substantially all of the Company’s businesses are transacted in RMB, which is not freely convertible.  The Peoples Bank of China or other banks are authorized to buy and sell foreign currencies at the exchange rates quoted by the Peoples Bank of China.  Approval of foreign currency payments by the People’s Bank of China or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

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

In September 2006, PRC changed the laws regarding transfer of equity in PRC companies in exchange for equity in non-PRC companies.  Approvals and registrations for such transfers are required and penalties may be imposed if the requirements are not met.  The Company believes it is in compliance with these requirements.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results should be read in conjunction with the information contained in the audited consolidated financial statements for the years ended March 31, 2008 and 2007 and the notes thereto included in our Form 8-K filed with the SEC on July 30, 2008.

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

Company Overview

Tianmu Pharmaceuticals Co, Ltd., our subsidiary, has been developing pharmaceutical and health care products that incorporate elements of Chinese Traditional Medicine with elements of Western Medicine. Our research and development activities have been carried out at relatively low cost because they have been carried out in concert with a number of research institutes and universities, including the Jilin Research Institute of Chinese Traditional Medicine, the Sichuan Research Institute of Chinese Medicine, the Heilongjiang Institute of Chinese Traditional Medicine, the Chemistry Department of Tsinghua University, and the R&D Center of Harbin Medical University.

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

We have also developed a number of products that are ready for commercialization, when our working capital is adequate:

▪
Broad-Spectrum Disinfectant.  We developed this product for use in the prevention of communicable diseases, such as Hepatitis B, bird flu and SARS.  We will require approximately RMB29 million ($4.25 million) to expand our plant and acquire the machinery and inventory necessary to introduce this product to the market.

Manufacturing

We constructed our manufacturing and warehouse facilities in the Limin Pharmaceutical Technology Park in the City of Harbin.  Our entire site was constructed in compliance with China State Food and Drug Administration GMP standards, at a total construction cost of RMB50 million (approx. $7.3 million), with a goal of achieving world class standards.  In recognition of our accomplishment, our manufacturing facility has received the National Drug GMP (Good Manufacturing Practices) Certification, which is necessary in order to carry on pharmaceutical manufacturing in the PRC.  We have also received certifications from the International Organization for Standardization:  specifically, ISO9001:2000 International Quality Management System Certification and ISO14001 Environmental Management System Certification.

At the present time, our manufacturing facility has the capacity to produce an annual output of products with a sales value over RMB100 million (approximately $14,470,000).  We expect this to be adequate for at least the next two years.  In the meantime, however, we have budgeted $3.5 million for capital investment, in order to expand our capacity and this will require that we obtain additional capital.  At present, we have received no commitment for the necessary capital.

Raw Materials

We have developed purchasing relationships with a considerable number of suppliers, and have multiple sources for most of the raw materials we require.  Our business would not be significantly damaged by the loss of any one supplier.

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

In order to market our products as pharmaceuticals, we are required to obtain a license specific to each product from the State Food & Drug Administration.  The process of obtaining such licenses is rigorous, requiring considerable testing.  On average, it costs us approximately RMB1 million (approximately $150,000) to submit a product for approval by the SFDA.  To date, we have obtained the pharmaceuticals license for the following:

▪	Sophora Flavescens Ait Tablets
▪	Tong Mai Oral Solution
▪	Calcium Gluconate Oral Solution
▪	Benorilate Tablets
▪	Metformin Hydrocloride Tablets
▪	Clindamycin Hydrocloride Capsules
▪	Ginseng Polygonum Capsules
▪	Jiang Zhi Ning Granules
▪	Povidone Iodine Tablets

Our product protection primary depends on our trade name and reputation.  For that reason, we have registered “Tianmu” as our trademark in China.  In addition, we have obtained a patent in China that covers the method of applying blue polyethylene packaging to the bottles of our Calcium Gluconate Oral Solution.

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

Our facilities are currently underutilized, due to our lack of working capital.  For that reason we have subleased a portion of our facility to a pharmaceutical college, which is required to pay a monthly rental of $13,400 (RMB100,000) through September 2008 and $23,300 (RMB160,000) from October 1, 2008. During the nine months ended December 31, 2008, we received rental income totaling approximately $ 171,000 (RMB1,180,000).  If we are able to obtain the capital needed to expand our operations, the space now occupied by the college will be available to us.  We believe, therefore, that our property is sufficient for our operations for the foreseeable future.

Critical Accounting Policies and Estimates

This section should be read together with the accounting policies included in the consolidated financial statements included in our audited consolidated financial statements for the years ended March 31, 2008 and 2007 in our Form 8-K filed with the SEC on July 30, 2008.

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and related disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the applicable period. Actual results may differ from these estimates under different assumptions or conditions.

We define critical accounting policies as those that are reflective of significant judgments and uncertainties and which may potentially result in materially different results under different assumptions and conditions. In applying these critical accounting policies, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates. These estimates are subject to an inherent degree of uncertainty. Our critical accounting policies include the following:

Advances to Suppliers

We have developed purchasing relationships with a considerable number of suppliers, and have multiple sources for most of the raw materials that we require.  Our business would not be significantly damaged by the loss of any one supplier.

A considerable portion of the raw materials that we require are volatile herbs, which have a brief shelf life.  This situation imposes a risk on our suppliers, who will often grow to order in order to insure an immediate market for their herbs.  The situation also necessitates that we assure ourselves that our raw material requirements are available precisely when needed.  To satisfy these conditions, it is our practice to make substantial cash advances to our suppliers in order to lock-in our raw material requirements. However, unless we develop proprietary sources of raw material supplies, the advance payment schedule for our supplies will continue to have a negative effect on our working capital. The advances to suppliers are interest free.

Impairment

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we recognize an impairment loss when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists, a triggering event, comprises measurable operating performance criteria as well as qualitative measures. If an analysis is necessitated by the occurrence of a triggering event, we make certain assumptions in determining the impairment amount. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset or used in its disposal. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized.

Currency translation

Since we operate primarily in the PRC, our functional currency is the Chinese Renminbi (”RMB”).  Revenue and expense accounts are translated at the average rates during the period, and balance sheet items are translated at year-end rates.  Translation adjustments arising from the use of differing exchange rates from period to period are included as a separate component of shareholders’ equity.  Gains and losses from foreign currency transactions are recognized in current operations.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Revenue Recognition

We recognize revenue at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations by us exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

Accounting For Income Taxes

In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimation of our actual current tax exposure and assessment of temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

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

Segment reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organized segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  SFAS 131 has an immaterial effect on our financial statements, as our business consists of one reportable business segment.  All revenue is from customers in the PRC.  Substantially all of our assets are located in the PRC.

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

In February 2007, the FASB issued FASB Statement No, 159, “The Fair Value Option for Financial Assets and Liabilities – including an amendment of FASB Statement No. 115” (FAS 159).  FAS 159 became effective for the Company on April 1, 2008.  This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings.  We elected not to adopt the fair value option for valuation of those assets and liabilities which are eligible under this statement and therefore there was no impact to our results of operations, cash flows or financial position.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements.  SFAS 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements.  SFAS No. 141 (R) and SFSS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  We have not yet determined the effect on our financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160. SFAS 141 (R) will significantly affect the accounting for future business combinations and we will determine the accounting as new acquisitions are considered.

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

Results of Operations

We obtained our GMP Certification and pharmaceutical licenses in 2005.  Our focus for the next two years is on developing our marketing efforts.  Our sales began only near the end of our fiscal year that ended on March 31, 2008.   The results of our operation for the three and nine months ended December 31, 2008 compared to the prior comparative periods are as follows:

Three Months Ended December 31, 2008 compared to Three Months Ended December 31, 2007

Revenues, cost of sales and gross profit

Revenues increased 290% to approximately $1.75 million for the three months ended December 31, 2008 from approximately $0.45 million for the three months ended December 31, 2007.  The $ 1.3 million increase was mainly attributable to the increase in sales of our product Yufang Anti-Bacterial Mouth Wash supported by our marketing efforts, increasing brand recognition and effective pricing strategy and our distribution to previously unaddressed market.

Cost of sales was approximately $0.9 million for the three months ended December 31, 2008 compared to $0.2 million for the three months ended December 31, 2007. The $0.7 million increase in cost of sales was mainly attributable to the increased sales of our product Yufang Anti-Bacterial Mouth Wash.

Gross profit was approximately $0.8 million for the three months ended December 31, 2008 compared to $0.3 million for the three months ended December 31, 2007, an increase of $0.5 million contributed by our product Yufang Anti-Bacterial Mouth Wash.  The gross profit as a percent of revenues on this product for the three months ended December 31, 2008 increased to 50% compared to 39% in the prior quarter. Our overall gross profit as a percentage of revenues decreased to 47.4% in the three months ended December 31, 2008 compared to 59.7% in the comparable prior quarter mainly due to a mix shift to higher sales of lower margin Yufang Anti-Bacterial Mouth Wash as well as increasing raw material costs.

Operating expenses

Total operating expenses increased to approximately $0.3 million for the three months ended December 31, 2008 from $0.1 million for the three months ended December 31, 2007.  As a percentage of revenues, operating expenses decreased to 18.3% for the three months ended December 31, 2008 compared to 28.5% for the three months ended December 31, 2007. The $0.2 million increase in total operating expenses was due to the increase in salaries resulting from additional personnel needed by our growth and advertising expenses included in our sales expenses.

Interest expense

Net interest expense was $44,079 for the three months ended December 31, 2008 compared to $29,798 for the three months ended December 31, 2007. The increase of $14,281 in net interest expense for the three months ended December 31, 2008 was because of higher interest on our bank loan and interest expense related to our loan to related parties.

Income taxes

No provision for income taxes is required as a result of the utilization of net operating loss carry-forwards   Had carry-forwards not been available, we would have incurred income tax expense of approximately $240,000 and $64,000 for the three months ended December 31, 2008 and 2007, respectively.

Nine months Ended December 31, 2008 compared to Nine months Ended December 31, 2007

Revenues, cost of sales and gross profit

Revenues increased 314% to approximately $5.1 million for the nine months ended December 31, 2008 from approximately $1.2 million for the nine months ended December 31, 2007.  The $3.9 million increase was mainly attributable to the increase in sales of our product Yufang Anti-Bacterial Mouth Wash supported by our marketing efforts, increasing brand recognition and effective pricing strategy and our distribution to previously unaddressed market.

Cost of sales was approximately $2.8 million for the nine months ended December 31, 2008 compared to $0.6 million for the nine months ended December 31, 2007. The $2.2 million increase in cost of sales was mainly attributable to the increased sales of our Yufang Anti-Bacterial Mouth Wash.

Gross profit was approximately $2.2 million for the nine months ended December 31, 2008 compared to $0.6 million for the nine months ended December 31, 2007, an increase of $1.6 million principally contributed by our product Yufang Anti-Bacterial Mouth Wash.  The gross profit as a percent of revenues on this product for the nine months ended December 31, 2008 increased to 44.8% compared to 41.9% in the prior comparative period. Our overall gross profit as a percentage of revenues decreased to 44.3% in the nine months ended December 31, 2008 from 48.8% in the nine months ended December 31, 2007.

Operating expenses

Total operating expenses increased to approximately $0.8 million for the nine months ended December 31, 2008 from $0.4 million for the nine months ended December 31, 2007.  As a percentage of revenues, operating expenses decreased to 15.0% for the nine months ended December 31, 2008 compared to 29.3% for the nine months ended December 31, 2007. The $0.4 million increase in total operating expenses was principally due to increase in salaries and advertising expense included in our sales expense.

Interest expense

Net interest expense was $130,996 for the nine months ended December 31, 2008 compared to $78,805 for the nine months ended December 31, 2007. The increase in net interest expense for the nine months ended December 31, 2008 was because of increased interest expense on our bank loan and amounts due to related parties.

Income taxes

No provision for income taxes is required as a result of the utilization of net operating loss carry-forwards   Had carry-forwards not been available, we would have incurred income tax expense of approximately $590,000 and $81,000  for the nine months ended December 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

At December 31, 2008, the Company had working capital deficiency of $816,133 and an accumulated deficit of $353,405.  We funded the deficit by means of a bank loan and loans from the members of our management group and advances from an entity owned by  our Chairman.

Included in our current liabilities at December 31, 2008 is a note payable to our bank in the amount of $1,009,349 (RMB6,918,273).  The note is collateralized by real estate owned by our Chairman.  The note has been in default since June 30, 2007, and we are negotiating with the bank a refinancing of the note.   To date the bank has not taken any action against the Company.

Our need to have raw materials available when needed causes us to advance cash to suppliers.  This drain on our cash will remain unless we are able to secure a proprietary source for the volatile herbs that are a large portion of our raw material purchases.

The growth of our company will require additional debt and/or equity financing.  Currently we have budgeted $3.5 million for capital improvements. We intend to pursue additional debt financing which could be secured by our property and equipment (which has a book value of $7.1 million) and approach international equity markets for additional debt and/or equity financing.  To date we have no commitment from any source for the funds we require.

Cash Flow

Cash flows provided by operating activities during the nine months ended December 31, 2008 amounted to $310,825, which consists of our net income of $1,527,224 increased by noncash adjustments of $262,970 and offset by changes in operating assets and liabilities of $1,479,369. Cash flows provided by operating activities in the nine months ended December 31, 2007 amounted to $647,414, which consist of our net income of $252,352 increased by noncash adjustments of $243,728 and changes in operating assets and liabilities of $151,334. Cash flows from operations during the nine months ended December 31, 2008 decreased by $336,589 or 52% compared with to the same period of 2007. The decreased cash flow was due primarily to the increase in our net income by $1,274,872 offset by net decrease in operating assets and liabilities by $1,630,703.

Our cash flows used in investing activities amounted to $896,532 in the nine months ended December 31, 2008, which consist of a contract deposit to acquire patent right, of $1,025,514, payment for a portion of cost of Aim Smart of $276,000 and purchase of property and equipment of $661, offset by proceeds from refund of deposits related to terminated acquisitions of $405,643.  Cash flows used in investing activities amounted to $1,097,500 in the nine months ended December 31, 2007, which consist of acquisition of property and equipment of $547,718, deposits paid relating to planned acquisitions of $12,716 and contract and other deposits of $537,066.  Cash flows used in investing activities in the nine months ended December 31, 2008 decreased by $200,968 or 22.4% compared to the same period in 2007.

Our cash flows provided by financing activities amounted to $498,717 in the nine months ended December 31, 2008, which consist of proceeds from related party advances of $966,470 offset by payment to related party of $459,854 and payment of our bank loan by $7,899. Cash flows provided by financing activities amounted to $478,159 in the nine months ended December 31, 2007, which consist of proceeds from advances from related party of $507,107 and payment of our bank loan by $28,948. Cash flows provided by financing activities increased by $20,558 or 4.1% compared to the same period in 2007.

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

In June 2008, the Company issued 70,000 shares of common stock to two newly appointed independent directors with a value of $17,500.

Inflation

Inflation has not had a material impact on our business and we do not expect inflation to have a material impact on our business in the near future.

Currency Exchange Fluctuations

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (”RMB”).  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

All of the Company’s revenues and a majority of its expenses in the nine months ended December 31, 2008 and 2007 were denominated in RMB and were converted into US dollars at the average exchange rate of RMB6.89162  to $1 for the nine months ended December 31, 2008 and at the average exchange rate of RMB7.56675  to $1 for the nine months ended December 31, 2007.

ITEM 3 - QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T - CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Principal Financial Officer concluded that as of December 31, 2008 our disclosure controls and procedures were effective in ensuring that material information relating to us, is made known to the Chief Executive Officer and Principal Financial Officer by others within our company during the period in which this report was being prepared.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1                  LEGAL PROCEEDINGS
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Tongli Pharmaceuticals (USA), Inc.

Dated: February 11, 2009	By:	/s/ Yao Mingli
Name: Yao Mingli
Title: Chief Executive Officer

	By:	/s/ Yibin Yang
Name: Yibin Yang
Title: Chief Financial Officer