Form 10-K
period 2009-03-31
Tongli Pharmaceuticals (USA), Inc.
filed 2009-07-15
CIK 1052284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ending March 31, 2009

OR

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________ to ________.

Commission file number 000-52954

Tongli Pharmaceuticals (USA), Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1090791
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

136-14 Apt. 6D, Northern Blvd. Flushing, New York, NY	11354
(Address of Principal Executive Offices)	(Zip Code)

718-321-8380
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None
(Title of Class)

Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒.

The aggregate market value of the voting and non-voting common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s Common Stock on July 14, 2009, as reported on the OTC Bulletin Board, was approximately $5,806,428.

As of July 15, 2009, there were 10,186,716 outstanding shares of common stock of the registrant, par value $.001 per share.

  DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

Unless otherwise provided in this Annual Report on Form 10-K, references to “the Company,” “the Registrant,” ”TP,” “Tongli,” “we,” “us,” and “our” refer to Tongli Pharmaceuticals (USA), Inc.

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled “Business”, “Risk Factors”, and “Management’s Discussion and Analysis or Plan of Operation.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date thereof.  We undertake no obligation to revise or publicly release the results of any revision of these forward-looking statements.  Readers should carefully review the risk factors described in this Annual Report and in other documents that we file from time to time with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Annual Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements.

Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report.

We cannot give any guarantee that these plans, intentions or expectations will be achieved.  All forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in the “Risk Factors” section of this Annual Report.  Listed below and discussed elsewhere in this Annual Report are some important risks, uncertainties and contingencies that could cause our actual results, performances or achievements to be materially different from the forward-looking statements included in this Annual Report.

i

PART I

Item 1.  Business

Organization and Business Description

Tongli Pharmaceuticals (USA), Inc., through a wholly-owned subsidiary, Harbin Tianmu Pharmaceuticals Co., Ltd. (“HTP” or “Tianmu Pharmaceuticals”), develops, produces and sells a wide variety of pharmaceuticals and healthcare products in the People’s Republic of China (“PRC” or “China”) that are based on traditional Chinese medicine, or TCM.  The Company was formerly known as American Tony Pharmaceutical, Inc. (“American Tony”).  The name change became effective on October 30, 2008 and was done to better represent the origin and ongoing business of the Company.

On August 12, 2008, American Tony completed a reverse merger with Aim Smart Corporation (“Aim Smart”), a dormant public shell, which was originally incorporated on April 27, 1988 in the State of Colorado under the name “Gatwick, Ltd” for the purpose of seeking out and completing a merger or acquisition with one or more companies or businesses, and was reorganized as a Delaware corporation in September 2007.  American Tony was a holding company which was incorporated on November 17, 2006 in the state of Delaware and has had no significant operations since its inception.  The acquisition was effected by the merger of American Tony into a wholly-owned subsidiary of Aim Smart.

Under the terms of the merger agreement, the former American Tony stockholders exchanged their shares for Aim Smart shares so that, upon the closing of the merger, the former American Tony stockholders owned 96.7% of the outstanding shares of Aim Smart. America Tony acquired its controlling interest in Aim Smart for a cost of $525,000. This interest was acquired solely to effectuate the reverse merger and was paid for with $276,000 of its own funds and a $249,000 loan from the Company’s Chairman Mr. Mingli Zhao.  Aim Smart changed its name to American Tony upon the closing of the reverse merger.  Tianmu Pharmaceuticals was formed under laws of the PRC on November 26, 1999.  In February 2007, American Tony acquired Tianmu Pharmaceuticals through a recapitalization transaction which was accomplished through the exchange of shares with Heilongjiang Tongli Technology Co., Ltd. (“TT” or “Tongli Technology”), a wholly-owned subsidiary of American Tony located in the PRC. TT owns 100% of Tianmu Pharmaceuticals and doesn’t have any other operations since its inception.

The structure of the Company as of the date of this annual report on Form 10-K is as follows:

Change of Fiscal Year End

In October, 2008, after the reverse merger, the fiscal year end of the Company was changed from December 31 to March 31, in order to be consistent with the accounting year of the American Tony, which is the accounting acquirer.

Industry Background

With annual growth rates in the PRC pharmaceutical industry exceeding 15% per year, the PRC has become an important market for pharmaceutical products. According to published reports, the PRC is one of the top 10 emerging pharmaceutical markets of the world, and is the second largest market in Asia after Japan.  According to Boston Consulting Group, China’s pharmaceutical market will become the 5th largest in the world by 2010. Further, a recent report by McKinsey & Co. reported that Chinese healthcare spending will grow from $21 billion in 2000 to approximately $323 billion by 2025, or at a compounded growth rate of 11.6%.

Our Products

We have been developing pharmaceuticals and health care products that incorporate elements of Chinese traditional medicine with elements of western medicine.  Tianmu Pharmaceuticals now offers drugs and health care products in several distinct categories, including:

•
Antihyperlipidemics.  These tablets, based on principles of Chinese traditional medicine, are used to reduce cholesterol levels and soften blood vessels in order to improve circulation.  Our antihyperlipidemics are offered as an affordable alternative to the statins commonly used for this purpose in western medicine. For the year ended March 31, 2009, sales of Antihyperlipidemics accounted for approximately 11.5% of our total sales revenue during the year.

•
Yuxiang Anti-Bacterial Mouthwash.  Comprised of a mixture of medicinal ingredients that counter disease and odor in the oral cavity and throat, Yuxiang Mouthwash is designed to purge bad breath caused by gum disease, abnormal sleep, nervousness, food, alcohol and smoking.  We package Yuxiang Mouthwash in bottles that are small enough to be carried conveniently, and we target customers who are travelling or away from home.  Our primary points of distribution for Yuxiang Mouthwash are restaurants and transport carriers. For the year ended March 31, 2009, sales of Yufang Anti-Bacterial Mouthwash accounted for approximately 61.3% of our total sales revenue during the year.

•
Calcium Gluconate Oral Liquid.  This is a calcium supplement used for the prevention and treatment of diseases caused by calcium deficiency, such as osteoporosis, bone hypoplasis, and rickets.  The liquid is particularly recommended for women during menopause or lactation. We believe that our product has a competitive advantage over other similar products provided by our competitors, because we have obtained a pharmaceutical license for this product, which is considerably more authoritative than the health license under which most of our competitors market their calcium supplements. For the year ended March 31, 2009, sales of Calcium Gluconate Oral Liquid accounted for approximately 14.76% of our total sales revenue during the year.

•
Leucorrhea Relief Tablet.  Based on Chinese traditional medicine, this compound is designed to reduce leucorrhea (vaginal discharge).  We also believe that it can provide relief from chronic cervicitis, endometritis, colpitis and other vaginal inflammations.

•
Arrhythmia Relief Tablet.  Based on Chinese traditional medicine, our anti-arrhythmia medication is designed to provide relief from irregular heart rate and the attendant palpitations and dizziness.  The product is particularly effective in treating atrioventricular premature beat.

•
Artery Cleansing Oral Liquid.  Based on Chinese traditional medicine, this compound is designed to improve blood circulation by clearing arteries.  The product can be used in treatment of anoxemic cardiovascular and cerebrovascular disease, as well as hypertension and arteriosclerosis.

•
Panax and Radix Polygoni Capsule.  We believe that this compound can improve blood function and replenish the strength of the liver and kidneys.  By revitalizing these cleansing organs, Chinese traditional medicine seeks to allay the symptoms of neurasthenia caused by mental or physical fatigue.

We have obtained Drug Register License and Drug Production Certificate for each of the products listed above from China State Food & Drug Administration (“SFDA”). Please refer to the “Government Regulation” section for more discussion.

We have also developed the following product that we believe is ready for commercialization, when we have adequate working capital:

•
Broad-Spectrum Disinfectant.  We developed this product for use in the prevention of communicable diseases, such as Hepatitis B, bird flu and SARS.  We will require approximately 29 million RMB ($4.25 million) to expand our plant and acquire the machines and raw materials necessary to introduce this product to the market.

In addition, we have made a deposit under a contract to acquire the formula for a nutraceutical product.  Our ability to conclude this acquisition and ultimately commercialize this product requires, among other things, additional assistance from the seller and obtaining government approvals.  We are presently waiting for governmental approval for the formula to be used in production and we expect to obtain such approval in 2009.

Manufacturing

Our manufacturing and warehouse facilities are located in the Limin Pharmaceutical Technology Park in the City of Harbin.  Our entire site was constructed in compliance with Chinese State Drug Administration GMP (Good Manufacturing Practices) standards at a total construction cost of 50 million RMB (approximately $7.3 million), with a goal of achieving world class standards.  In recognition of our accomplishment, our manufacturing facility has received the National Drug GMP (Good Manufacturing Practices) Certificate, which is required by laws in order to carry on pharmaceutical manufacturing in the PRC.  We have also received certificates from the International Organization for Standardization:  specifically, ISO9001:2000 International Quality Management System Certificate and ISO14001 Environmental Management System Certificate.

At the present time, our manufacturing facility has the capacity to produce an annual output of products with a sales value over 100 million RMB (approximately $14,650,000).  We believe that our current capacity is adequate for at least the next two years.  In the meantime, we have budgeted $3.5 million for capital investment to expand our capacity, and we will need to raise capital or obtain other funding to finance such expansion.

Marketing

We currently market exclusively within the PRC.  Our distribution network is comprised of our own direct sales personnel as well as a network of authorized distribution agents.  Currently our sales network includes:

•	26 regional distribution agents;
•	over 200 city and county level distribution agents;
•
three national distributors, each of whom has the exclusive right to market one or more of our products if certain designated sales targets are achieved.  For example, we have given Jilin Province San Yuan Medical Ltd. the exclusive right to market our Calcium Gluconate Oral Solution and our Clindamycin Hydrochloride Capsule nationwide through March 2011 if it purchases certain designated minimum quantities of each product; and

•	the Harbin Passenger Transportation Agency, which sells our Yuxiang Anti-Bacterial Mouthwash on 20 of its inter-city train routes.

We have entered into agreements with three distributors to provide agreed upon amounts of products at pre-agreed price.  In the event a distributor does not purchase a fixed percentage of the agreed upon amounts for three consecutive months, the Company may terminate the agreement.  In addition to that, one agreement provides, among other things, that the distributor can become the exclusive distributor for a geographical area if certain sales targets are met.

We also market online through the “China Flagship Medicine Net”, a consortium website that offers subscribers medical information services and an online purchasing platform.

Major Customers

During the year ended March 31, 2009, approximately 33% of sales were generated from four major distributors with the largest distributor representing 8.6% of sales.  The four major distributors are:

•	Hebei Yishoutang Pharmaceutical Co., Ltd.
•	Heilongjiang Province Luhang Pharmaceutical Co., Ltd.
•	Inner Mongolia Wanmin Pharmaceutical Co., Ltd.
•	Harbin Pharmaceutical Group Kangde Branch

In addition, Yuxiang Anti-Bacterial Mouthwash, our main product which represented approximately 63.1% of our total sales for the year ended March 31, 2009, was partly distributed by the Harbin Passenger Transportation Agency on 20 of its inter-city train routes.

Research and Development

Our research and development (“R&D”) activities have been carried out at relatively low cost because they have been carried out by our in-house R&D team and, in the past, in concert with a number of research institutes and universities, including the Jilin Research Institute of Chinese Traditional Medicine, the Sichuan Research Institute of Chinese Medicine, the Heilongjiang Institute of Chinese Traditional Medicine, the Chemistry Department of Tsinghua University, and the R&D Center of Harbin Medical University. Our relationships with these institutions are informal collaborations, are not pursuant to written agreements and are not government approved.

Raw Materials

We have developed purchasing relationships with a considerable number of suppliers, and have multiple sources for most of the raw materials that we require.  Our business would not be significantly affected by the loss of any one supplier.

A considerable portion of the raw materials that we require are volatile herbs, which have a brief shelf life.  This situation imposes a risk on our suppliers, who will often grow the herbs to order in order to insure an immediate market for their herbs.  The situation also necessitates that we assure ourselves that our raw material requirements are available precisely when needed.  To satisfy these conditions, it is our practice to make substantial cash advances to our suppliers in order to lock-in our raw material requirements.  As of March 31, 2009, our advances to suppliers totaled about $ 986,281, which was equal to 13.3% of our revenue for the year ended March 31, 2009.  As our business expands, we expect that the ratio will decrease.  However, unless we develop proprietary sources of raw material, the payment schedule for our raw materials supply will continue to have a negative effect on our working capital.

Competition

China’s domestic pharmaceutical industry is highly competitive, with hundreds of companies vying to reach consumers through more than 100,000 pharmacies.  In some categories in which we compete there are many other companies offering the same competitive product.  The market continues to attract new entrants because the per capita medicine consumption in China is still low, compared to developed countries, and that shows promise for substantial growth.

We compete with other companies, many of whom are developing, or can be expected to develop, products similar to ours. Some of our competitors are better established than we are, have better brand recognition of products that compete with ours, and have more financial, technical, marketing and other resources than we presently possess and a larger customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers or adopt more aggressive pricing policies. We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

We intend to establish a significant market share by advertising the demonstrated efficacy of Tianmu Pharmaceutical’s products.  We have extensively tested our products and can cite studies that demonstrate the efficacy of many of them.  This contrasts with a large portion of the over-the-counter pharmaceutical market in China, which is characterized by unproven products.

Growth Strategies

In our 2008 fiscal year ended at March 31, 2009, we continued the execution of our product channel expansion strategy that resulted in increased market penetration of our products and expanded revenue growth.  Management plans to continue the emphasis on expanded and enhanced marketing and sales in our 2009 fiscal year and beyond.  Part of this strategy involves increasing and improving our marketing and sales activities to enhance the market leadership of our key leading products and to increase the sales of other products by expanding our sales force, solidifying our distribution network and expanding our market segment coverage, and increasing our marketing and promotional activities.

Management also plans to pursue strategic acquisitions as part of our growth strategy in 2009 and beyond.   We plan to selectively pursue strategic acquisition opportunities to further consolidate our resources and expand our market coverage.  We believe that such an initiative will provide effective means to broaden our product lines, increase our market coverage and complement our research and development capabilities.

Management believes that our emphasis on further commercializing and broadening our product lines, enhanced sales and marketing efforts has the potential to yield significant increases in revenue in 2009 and beyond.

Government Regulation

The pharmaceutical industry in China, including the TCM sector, is highly regulated.  The primary regulatory authority is the SFDA, including its provincial and local branches. As a developer, producer and distributor of medicinal products, we are subject to regulation and oversight by the SFDA and its provincial and local branches. The Law of the PRC on the Administration of Pharmaceuticals provides the basic legal framework for the administration of the production and sale of pharmaceuticals in China and covers the manufacturing, distributing, packaging, pricing and advertising of pharmaceutical products. Its implementing regulations set forth detailed rules with respect to the administration of pharmaceuticals in China. We are also subject to other PRC laws and regulations that are applicable to business operators, manufacturers and distributors in general.

Under the SFDA guidelines for licensing of pharmaceutical products, all pharmaceutical manufacturers must obtain and maintain Good Manufacturing Practices (“GMP”) Certifiacte.

Because our manufacturing facility has obtained the National GMP Certificate, we are authorized to produce products in four modes:  tablets, capsules, granules, and oral suspensions.  In addition to that, in order to market our products as pharmaceuticals, we are required to obtain Drug Register License and Drug Production Certificate specific to each product from the provincial branch of China SFDA. The process of application for such licenses is rigorous, requiring considerable testing.  On average, it costs us approximately 1 million RMB (approximately $150,000) to get the approval for each product by the SFDA. To date we have obtained Drug Register License and Drug Production Certificate for the our products listed under "Our Products" above.

The more readily available license is for “health care products”, which are governed by the Heilongjiang Province Public Health Bureau.  Tianmu Pharmaceuticals has registered its Yuxiang Anti-Bacterial Mouthwash with this Bureau.

Currently we have not developed a market in U.S. so we believe we are not subject to any of regulations by the U.S. Food and Drug Administration.

Environmental Matters

Our manufacturing and warehouse facilities are located in the Limin Pharmaceutical Technology Park in the City of Harbin.  We believe that the industrial zone where we have located our manufacturing facilities is equipped with all necessary equipment that will enable us to comply with the applicable national, provincial and local environmental laws related to our operation.  We maintain all the permits and licenses required by the PRC environment regulations through Limin Pharmaceutical Technology Park, to whom we pay certain amount of management fees every year.

Intellectual Property

Our intellectual property protection primarily depends on our trademark and reputation.  For that reason, we have registered “Tianmu” as our trademark in China.  In addition, we have obtained a patent in China that covers the method of applying blue polyethylene packaging to the bottles of our Calcium Gluconate Oral Solution. All of our employees are bound by Company policy to not disclose our proprietary information, although we have no written confidentiality agreements with our employees.

Employees

We currently have approximately 86 employees, all of whom are employed on a full-time basis.  Five employees are in executive management, 11 in line management, five in research and development and 67 in manufacturing.

Executive Offices in China

Our executive offices in China are located at 1 Beijing Road, Limin Development Zone, Harbin, China. We maintain a website at www.tmyy.com.cn. Information contained on or accessed through our website is not intended to constitute and shall not be deemed to constitute part of this annual report.

Item 1A. Risk Factors

Our business, operations and financial condition are subject to various risks. Some of these risks are described below and you should take these risks into account in making a decision to invest in our common stock. If any of the following risks actually occurs, we may not be able to conduct our business as currently planned and our financial condition and operating results could be seriously harmed. In that case, the market price of our common stock could decline and you could lose all or part of your investment in our common stock.

Risks Related to Our Business

There is substantial doubt as to whether our company will continue as a going concern.

Our auditors issued an opinion in their audit report on the financial statements for the fiscal year ended March 31, 2009 expressing uncertainty about the ability of our Company to continue as a going concern.  This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits from our operations. The going concern uncertainty expressed in their audit opinion could make it more difficult for us to secure additional financing on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain. If our losses continue and we are unable to secure additional financing, we may ultimately cease doing business or seek protection from creditors under applicable bankruptcy laws.

We may need additional financing, which may not be available on satisfactory terms or at all.

The revenues from the production and sale may not be adequate to support our expansion and product development programs. We may need substantial additional funds to build new production facilities, pursue further research and development, obtain regulatory approvals, market our products, and file, prosecute, defend and enforce our intellectual property rights.

At present we have no commitment from any source for those funds.  We cannot determine, therefore, the terms on which we will be able to raise the necessary funds.  To the extent we raise additional capital by issuing equity securities, our stockholders may experience dilution. To the extent that we raise additional capital by issuing debt securities, we may incur substantial interest obligations, may be required to pledge assets as security for the debt and may be constrained by restrictive financial and/or operational covenants. Debt financing would also be superior to our stockholders’ interest in bankruptcy or liquidation.

There are no assurances that future funding will be available to us on favorable terms or at all. If additional funding is not obtained, we will need to reduce, defer or cancel development programs, planned initiatives or overhead expenditures, to the extent necessary. The failure to fund our capital requirements would have a material adverse effect on our business, financial condition and results of operations.

We may not be able to adequately protect our intellectual property, which could cause us to be less competitive.

We regard our trademarks, trade secrets, patents and similar intellectual property as critical to our success. We rely on trademark, patent and trade secret law, as well as confidentiality and license agreements with certain of our customers and others to protect our proprietary rights. We have received trademark and patent protection for certain of our products in the PRC. No assurance can be given that our patents and licenses will not be challenged, invalidated, infringed or circumvented, or that our intellectual property rights will provide competitive advantages to us. There can be no assurance that we will be able to obtain a license from a third-party technology that we may need to conduct our business or that such technology can be licensed at a reasonable cost.

We face competition in the pharmaceutical market in the PRC and such competition could cause our sales revenue and profits to decline.

According to the State Food and Drug Administration of China (the “SFDA”), there were approximately 5,071 pharmaceutical manufacturing companies in the PRC as of the end of June 2004, of which approximately 3,237 manufacturers obtained certificates of Good Manufacturing Practices Certification (“GMP certification”). After GMP certification became a mandatory requirement on July 1, 2004, approximately 1,834 pharmaceutical manufacturers were forced to cease production. Only the 3,237 pharmaceutical manufacturers with GMP certifications may continue their manufacturing operations. As of the end of 2006, there are 4682 enterprises manufacturing medicines and formulation in China. The certificates, permits, and licenses required for pharmaceutical operation in the PRC create a potentially significant barrier for new competitors seeking entrance into the market. Despite these obstacles, we face competitors that will attempt to create, or are already marketing, products in the PRC that are similar to ours. There can be no assurance that our products will be either more effective in their therapeutic abilities and/or be able to compete in price with that of our competitors. Failure to do either of these may result in decreased profits for our Company.

Our business and growth will suffer if we are unable to hire and retain key personnel that are in high demand.

Our future success depends on our ability to attract and retain highly skilled chemists, pharmaceutical engineers, technical, marketing and customer service personnel, especially qualified personnel for our operations in China. Qualified individuals are in high demand in China, and there are insufficient experienced personnel to fill the demand.  Therefore we may not be able to successfully attract or retain the personnel we need to succeed.

Our business development would be hindered if we lost the services of some key personnel. Yao Mingli is the Chief Executive Officer of our company and of its operating subsidiary, Tianmu Pharmaceuticals.  Mr. Yao is responsible for strategizing not only our business plan but also the means of financing it.  If Mr. Yao were to leave Tianmu Pharmaceuticals or become unable to fulfill his responsibilities, our business would be imperiled.  At the very least, there would be a delay in the development of Tianmu Pharmaceuticals until a suitable replacement for Mr. Yao could be retained.

Our success is highly dependent on continually developing new and advanced products, technologies, and processes and failure to do so may cause us to lose our competitiveness in the pharmaceutical industry and may cause our profits to decline.

To remain competitive in the pharmaceutical industry, it is important to continually develop new and advanced products, technologies and processes. There is no assurance that our competitors’ new products, technologies and processes will not render our Company’s existing products obsolete or non-competitive. Our Company’s competitiveness in the pharmaceutical market therefore relies upon our ability to enhance our current products, introduce new products, and develop and implement new technologies and processes. Our Company’s failure to technologically evolve and/or develop new or enhanced products may cause us to lose our competitiveness in the pharmaceutical industry and may cause our profits to decline.

Our research and development may be costly and/or untimely, and there are no assurances that our research and development will either be successful or completed within the anticipated timeframe, if ever at all.

The research and development of our new and existing products and their subsequent commercialization plays an important role in our success. As of March 31, 2009, we have three products under research and development. The research and development of new products is costly and time consuming, and there are no assurances that our research and development of new products will either be successful or completed within the anticipated time frame, if ever at all. There are also no assurances that if the product is developed, that it will lead to successful commercialization.

We rely on the cooperation with certain research laboratories, pharmaceutical institutions, and universities, and if there institutions cease to cooperate with us and we can not find other suitable substitute research and development partners, then our ability to develop new products may be hindered and our business may be adversely affected.

 We cooperate with several research institutions including Jilin Research Institute of Chinese Traditional Medicine, the Sichuan Research Institute of Chinese Medicine, the Heilongjiang Institute of Chinese Traditional Medicine, the Chemistry Department of Tsinghua University, and the R&D Center of Harbin Medical University. We rely to a certain extent on these institutions for its development of new products. However, our collaborations with these institutions are informal, not pursuant to written agreements and are not government approved. As a result, there is no assurance that these institutions will continue cooperating with us to develop new products. In the event that these institutions cease to cooperate with us and we cannot find other suitable substitute research and development partners, our ability to develop new products may be hindered and our business may be adversely affected.

The commercial success of our products depends upon the degree of market acceptance among the medical community and failure to attain market acceptance among the medical community may have an adverse impact on our operations and profitability.

The commercial success of our products depends upon the degree of market acceptance among the medical community, such as hospitals and physicians. Even if our products are approved by the SFDA, there is no assurance that physicians will prescribe or recommend our products to patients. Furthermore, a product’s prevalence and use at hospitals may be contingent upon our relationship with the medical community. The acceptance of our products among the medical community may depend upon several factors, including but not limited to, the product’s acceptance by physicians and patients as a safe and effective treatment, cost effectiveness, potential advantages over alternative treatments, and the prevalence and severity of side effects. Failure to attain market acceptance among the medical community may have an adverse impact on our operations and profitability.

We are subject to the risk of natural disasters.

The production of our products depends on the availability of raw materials, a significant portion of which are herbs.  These herbs tend to be very sensitive crops, which can be readily damaged by harsh weather, by disease, and by pests.  If our suppliers’ crops are destroyed by drought, flood, storm, blight, or the other woes of farming, we will not be able to meet the demands of our manufacturing facility, which will then become inefficient and unprofitable.  In addition, if we are unable to obtain sufficient raw materials to produce products needed to meet demand, our distribution network is likely to atrophy.  This could have a long-term negative effect on our ability to grow our business, in addition to the near-term loss of income.

If we lost control of our distribution network, our business would fail.

We depend on our distribution network for the success of our business.  During the year ended March 31, 2009, approximately 33% of sales were generated from four major distributors. Competitors may seek to pull our distribution network away from us.  In addition, if dominant members of our distribution network become dissatisfied with their relationship with Tianmu Pharmaceuticals, a concerted effort by the distribution network could force us to accept less favorable financial terms from the distribution network.  Either of these possibilities, if realized, would have an adverse effect on our business.

We have been heavily dependent on one key product

One product manufactured by the Company represented approximately 63.1% and 51.9% of total sales for the years ended March 31, 2009 and 2008, respectively. We expect that a significant portion of our future revenue will continue to be derived from sales of this product. If this product were to become subject to a problem such as loss of patent protection, unexpected side effects, regulatory proceedings, publicity adversely affecting user confidence or pressure from competing products, or if a new, more effective treatment should be introduced, the impact on our revenues could be significant.

If our products fail to receive regulatory approval or are severely limited in the products scope of use, then we may be unable to recoup our research and development expenditures and we may not be able to adequately sell such products.

Our products that are approved to be manufactured as of March 31, 2009 include nine medicines. There are three products in the stage of research and development as of March 31, 2009.  The production of our pharmaceutical products is subject to the regulatory approval of the SFDA.  The regulatory approval procedure for pharmaceuticals can be quite lengthy, costly, and uncertain. Depending upon the discretion of the SFDA, the approval process may be significantly delayed by additional clinical testing and require the expenditure of currently unavailable resources; in such an event, it may be necessary for us to abandon our application.  Even where approval of the product is granted, it may contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use. If approval of our product is denied, abandoned, or severely limited in terms of the scope of products use, it may result in the inability to recoup considerable research and development expenditures already incurred.

Our certificates, permits, and license are subject to governmental control and renewal, and the failure to obtain renewal would cause all or part of our operation to be suspended and have a material adverse effect on our financial condition.

We are is subject to various PRC laws and regulations pertaining to the pharmaceutical industry. We have has attained certain certificates, permits, and licenses required for the operation of a pharmaceutical enterprise and the manufacturing of pharmaceutical products in the PRC. We obtained the Medicine Production Permit in 2003 and 2004, which are subject to annual checks by the SFDA. We also have GMP certificates which are subject to annual checks by the SFDA. The pharmaceutical production permits and GMP certificates are each valid for a term of five years and must be renewed before their expiration. During the renewal process, we will be re-evaluated by the appropriate governmental authorities and must comply with the prevailing standards and regulations, which may change from time to time. In the event that we are not able to renew the certificates, permits and licenses, all or part of our operations may be suspended by the government, which would have a material adverse effect on our financial condition. Furthermore, if escalating compliance costs associated with governmental standards and regulations restrict or prohibit any part of our operations, it may adversely affect our results of operations and profitability.

We may be subject to the People’s Republic of China’s price control of drugs which may limit our profitability and even cause us to stop manufacturing certain products.

The State Development and Reform Commission (“SDRC”) of the PRC and the price administration bureaus of the relevant provinces of the PRC in which the pharmaceutical products are manufactured are responsible for the retail price control over our pharmaceutical products. The SDRC sets the price ceilings for certain pharmaceutical products in the PRC. Although our products have not been subject to such price controls as of the date of this Form 10-K, there is no assurance that our products will remain unaffected by it. Where our products are subject to a price ceiling, we will need to adjust the product price to meet the requirement and to accommodate for the pricing of competitors in the competition for market shares. The price ceilings set by the SDRC may limit our profitability, and in some instances, such as where the price ceiling is below production costs, may cause us to stop manufacturing certain products which may adversely affect our results of operations.

Because we may not be able to obtain business insurance in the PRC, we may not be protected from risks that are customarily covered by insurance in the United States.

Business insurance is not readily available in the PRC.  To the extent that we suffer a loss of a type which would normally be covered by insurance in the United States, such as product liability and general liability insurance, we would incur significant expenses in both defending any action and in paying any claims that result from a settlement or judgment. We have not obtained fire, casualty and theft insurance, and there is no insurance coverage for our raw materials, goods and merchandise, furniture and buildings in China. Any losses incurred by us will have to be borne by us without any assistance, and we may not have sufficient capital to cover material damage to, or the loss of, our production facility due to fire, severe weather, flood or other cause, and such damage or loss would have a material adverse effect on our financial condition, business and prospects.

In addition to that, we may produce products which inadvertently have an adverse pharmaceutical effect on the health of individuals.  Existing laws and regulations in China do not require us to maintain third party liability insurance to cover product liability claims.  However, if a product liability claim is brought against us, it may, regardless of merit or eventual outcome, result in damage to our reputation, breach of contract with our customers, decreased demand for our products, costly litigation, product recalls, loss of revenue, and our inability to commercialize some products.

A large portion of our common stock is controlled by a small number of stockholders and as a result, these stockholders are able to influence and ultimately control the outcome of stockholder votes on various matters.

Mr. Mingli Yao, our Chairman and CEO, together with his wife and daughter owns 2,985,000, or 29.3 % of our outstanding shares as of the date of this Form 10-K. As a result, these stockholders are able to influence and ultimately control the outcome of stockholder votes on various matters, including the election of directors and other corporate transactions including business combinations. In addition, the occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, and cause investors to lose confidence in our reported financial information.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  As a public company, we have significant additional requirements for enhanced financial reporting and internal controls.  We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

We cannot assure you that we will not, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to comply with Sarbanes-Oxley and meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, and cause investors to lose confidence in our reported financial information.

We incur increased costs as a result of being a public company.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Our directors and officers liability insurance may lapse or be invalid or may fail to cover any expenses and losses due to lawsuits related to financial reporting errors, and our indemnification obligations could adversely affect our business, financial condition and results of operations.

Our director and officer liability insurance may lapse or otherwise be unable to cover lawsuit expenses and losses related to financial reporting errors. Our bylaws require us to indemnify our current and former directors, officers, employees and agents against most actions of a civil, criminal, administrative or investigative nature. Generally, we are required to advance indemnification expenses prior to any final adjudication of an individual’s culpability. The expense of indemnifying our current and former directors, officers and employees and agents in their defense or related expenses as a result of any actions related to the internal investigation and financial restatement may be significant. Therefore, our indemnification obligations could result in the diversion of our financial resources and may adversely affect our business, financial condition and results of operations.

We are not likely to hold annual stockholder meetings in the next few years.

Management does not expect to hold annual meetings of stockholders in the next few years, due to the expense involved.  The current members of the Board of Directors were appointed to that position by the previous directors.  If other directors are added to the Board in the future, it is likely that the current directors will appoint them.  As a result, our stockholders will have no effective means of exercising control over the operations of the Company.

Potential environmental liability could have a material adverse effect on our operations and financial condition.

As a manufacturer, we are subject to various Chinese environmental laws and regulations on air emission, waste water discharge, solid wastes and noise. Although we believe that our operations are in substantial compliance with current environmental laws and regulations, we may not be able to comply with these regulations at all times as the Chinese environmental legal regime is evolving and becoming more stringent. Therefore, if the Chinese government imposes more stringent regulations in the future, we may have to incur additional and potentially substantial costs and expenses in order to comply with new regulations, which may negatively affect our results of operations. Further, no assurance can be given that all potential environmental liabilities have been identified or properly quantified or that any prior owner, operator, or tenant has not created an environmental condition unknown to us. If we fail to comply with any of the present or future environmental regulations in any material aspects, we may suffer from negative publicity and be subject to claims for damages that may require us to pay substantial fines or have our operations suspended or even be forced to cease operations.

Risks Associated With Doing Business In China

There are substantial risks associated with doing business in China, as set forth in the following risk factors.

Our operations and assets in China are subject to significant political and economic uncertainties.

Changes in PRC laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Under our current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

We derive a substantial portion of our sales from China and a slowdown or other adverse developments in the PRC economy may materially and adversely affect our customers, demand for our services and our business.

Substantially all of our sales are generated from China. We anticipate that sales of our products in China will continue to represent a substantial proportion of our total sales in the near future. Although the PRC economy has grown significantly in recent years, we cannot assure you that such growth will continue. The industrial which we are involved in the PRC is relatively new and growing, but we do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the PRC economy which may affect demand for our products. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our products and materially and adversely affect our business.

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese Renminbi into foreign currencies and, if Chinese Renminbi were to decline in value, reducing our revenue in U.S. dollar terms.

Our reporting currency is the U.S. dollar and our operations in China use their local currency as their functional currencies. Substantially all of our revenue and expenses are in Chinese Renminbi. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the Renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of Renminbi to the U.S. dollar had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese Renminbi to the U.S. dollar. Under the new policy, Chinese Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese Renminbi against the U.S. dollar. We can offer no assurance that Chinese Renminbi will be stable against the U.S. dollar or any other foreign currency.

The income statements of our operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge our exchange rate risks.

The application of PRC regulations relating to the overseas listing of PRC domestic companies is uncertain, and we may be subject to penalties for failing to request approval of the PRC authorities prior to listing our shares in the U.S.

In recent years several PRC regulatory agencies have adopted merger and acquisition regulations pertaining to the overseas listing of PRC domestic companies which require the approval of the China Securities Regulatory Commission (“CSRC”).  Because we have been advised by our PRC legal counsel that we are not subject to these regulations, we do not intend to request approval from the CSRC prior to listing our shares on the Over the Counter Bulletin Board or a national exchange.

However, there are substantial uncertainties regarding the interpretation, application and enforcement of these rules, and CSRC has yet to promulgate any written provisions or formally to declare or state whether the overseas listing of a PRC-related company structured similar to ours is subject to the approval of CSRC.  Any violation of these rules could result in fines and other penalties on our operations in China, restrictions or limitations on remitting dividends outside of China, and other forms of sanctions that may cause a material and adverse effect to our business, operations and financial conditions.

The new mergers and acquisitions regulations also established additional procedures and requirements that are expected to make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the Ministry of Commerce be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise that owns well-known trademarks or China’s traditional brands. We may grow our business in part by acquiring other businesses. Complying with the requirements of the new mergers and acquisitions regulations in completing this type of transactions could be time-consuming, and any required approval processes, including CSRC approval, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

We may face regulatory uncertainties that could restrict our ability to issue equity compensation to our directors and employees and other parties who are PRC citizens or residents under PRC law.

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also know as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any equity compensation plan which is so covered and is adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We have begun to make option grants to some of our directors, who are PRC citizens and may adopt an equity compensation plan in future. Circular 78 may require PRC citizens who receive option grants to register with SAFE. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming. Failure to comply with such provisions may subject us and recipients of such options to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

Because our principal assets are located outside of the United States and with the exception of one  director, our directors and all our officers reside outside of the United States, it may be difficult for you to enforce your rights based on the United States Federal securities laws against us and our officers and directors in the United States or to enforce judgments of United States courts against us or them in the PRC.

All of our officers and directors reside outside of the United States. In addition, our operating subsidiaries are located in the PRC and all of their assets are located outside of the United States. China does not have a treaty with United States providing for the reciprocal recognition and enforcement of judgments of courts. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States Federal securities laws against us in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States Federal securities laws or otherwise.

We may have limited legal recourse under PRC law if disputes arise under our contracts with third parties.

The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our new business ventures are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or, may hinder or prevent us from accessing important information regarding the financial and business operations of these acquired companies. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under PRC law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations. Although legislation in China over the past 30 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in China, these laws, regulations and legal requirements are relatively new and their interpretation and enforcement involve uncertainties, which could limit the legal protection available to us, and foreign investors, including you. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse impact on our operations.

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we can not assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

Due to various restrictions under PRC laws on the distribution of dividends by our PRC Operating Companies, we may not be able to pay dividends to our stockholders.

The Wholly-Foreign Owned Enterprise Law (1986), as amended and The Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended and the Company Law of the PRC (2006) contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises, such as Harbin Tianmu Pharmaceuticals may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, Harbin Tianmu Pharmaceuticals is required to set aside a certain amount of their accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC.  We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from the profits of Harbin Tianmu Pharmaceuticals.

Furthermore, if our subsidiaries in China incur debt on their own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or our subsidiaries are unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to pay dividends on our Common Stock.

Changes in foreign exchange regulations in the PRC may affect our ability to pay dividends in foreign currency or conduct other foreign exchange business.

We receive substantially all of our revenues in Renminbi, the Chinese currency, which is currently not a freely convertible currency.  The restrictions on currency exchanges may limit our ability to use revenues generated in RMB to make dividends or other payments in United States dollars.  The PRC government strictly regulates conversion of RMB into foreign currencies.  Over the years, foreign exchange regulations in the PRC have significantly reduced the government’s control over routine foreign exchange transactions under current accounts.  In the PRC, SAFE regulates the conversion of the RMB into foreign currencies.  Pursuant to applicable PRC laws and regulations, foreign invested enterprises incorporated in the PRC are required to apply for “Foreign Exchange Registration Certificates.”  Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, etc.) can be effected without requiring the approval of SAFE. However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE.  In addition, failure to obtain approval from SAFE for currency conversion on the capital account may adversely impact our capital expenditure plans and our ability to expand in accordance with our desired objectives.

The PRC government also may at its discretion restrict access in the future to foreign currencies for current account transactions.  If the foreign exchange control system prevents us from obtaining foreign currency, we may be unable to pay dividends or meet obligations that may be incurred in the future that require payment in foreign currency.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

We are dependent on our relationship with the local government in the province in which we operate our business.  Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters.  We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.  Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

Future inflation in China may inhibit our ability to conduct business in China. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation.  Rapid economic growth can lead to growth in the money supply and rising inflation.  If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability.  These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation.  High inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

The PRC historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, and other control systems.  We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC.  As a result of these factors, and especially given that we expect to be a publicly listed company in the U.S. and subject to regulation as such, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.  We may have difficulty establishing adequate management, legal and financial controls in the PRC.  Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002 and other applicable laws, rules and regulations.  This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002.  Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business and the public announcement of such deficiencies could adversely impact our stock price.

It may be difficult to protect and enforce our intellectual property rights under PRC law.

Intellectual property rights in China are still developing, and there are uncertainties involved in the protection and the enforcement of such rights.  We will need to pay special attention to protecting our intellectual property and trade secrets.  Failure to do so could lead to the loss of a competitive advantage that could not be compensated by our damages award.

If our land use rights are revoked, we would have no operational capabilities.

Under Chinese law land is owned by the state or rural collective economic organizations. The state issues to tenants the rights to use property.  Use rights can be revoked and the tenants forced to vacate at any time when redevelopment of the land is in the public interest.  The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent.  Our two operating subsidiary relies on these land use rights as the cornerstone of its operations, and the loss of such rights would have a material adverse effect on our company.

We are subject to the environmental protection law of China.

Our manufacturing process may produce by-products such as effluent, gases and noise, which are harmful to the environment.  We are subject to multiple laws governing environmental protection, such as “The Law on Environmental Protection in the PRC” and “The Law on Prevention of Effluent Pollution in the PRC,” as well as standards set by the relevant governmental authorities determining the classification of different wastes and proper disposal.

China is experiencing substantial problems with environmental pollution.  Accordingly, it is likely that the national, provincial and local governmental agencies will adopt stricter pollution controls.  There can be no assurance that future changes in environmental laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities.  Our profitability may be adversely affected if additional or modified environmental control regulations are imposed upon us.

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, could adversely affect our operations.

A renewed outbreak of SARS or another widespread public health problem in the PRC, where all of our revenue is derived, could have an adverse effect on our operations. Our operations may be impacted by a number of health-related factors, including quarantines or closures of some of our offices that could leave us without many employees to conduct our business which would materially and adversely affect our operations and financial condition.

Risks Related to Our Common Stock

There is currently a limited trading market for our common shares, and you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

 Our common stock is currently traded in the over-the-counter market through the OTC Bulletin Board. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for our existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. While there is an active trading market for our common stock, it is small. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our stock may be volatile.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operating results;
•	changes in financial estimates by securities research analysts;
•	conditions in pharmaceutical markets;
•	changes in the economic performance or market valuations of other pharmaceutical companies;
•	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	addition or departure of key personnel;
•	fluctuations of exchange rates between RMB and the U.S. dollar;
•	intellectual property litigation; and
•	general economic or political conditions in China.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

We are likely to remain subject to “penny stock” regulation and as a consequence there are additional sales practice requirements and additional warning issued by the SEC.

As long as the trading price of our common stock is below $5.00 per share, the open-market trading of our common stock will be subject to the “penny stock” rules of the SEC. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability of broker-dealers to sell the common stock and may affect a stockholder’s ability to resell the common stock.

There can be no assurance that our common stock will qualify for exemption from the “penny stock” rules. In any event, even if our common stock is exempt from such rules, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of a “penny stock” if the SEC finds that such a restriction would be in the public interest.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market.

We do not foresee paying cash dividends in the foreseeable future.

We currently intend to retain any future earnings for funding growth. We do not anticipate paying any dividends in the foreseeable future. As a result, you should not rely on an investment in our securities if you require dividend income. Capital appreciation, if any, of our shares may be your sole source of gain for the foreseeable future. Moreover, you may not be able to resell your shares in our company at or above the price you paid for them.

Our Article of Incorporation authorize the issuance of shares of preferred stock which, if issues, the rights, preference, designations and limitations of such preferred stock could operate to the disadvantage of the shares of our outstanding common stock.

Our articles of incorporation authorize the issuance of shares of preferred stock, the rights, preferences, designations and limitations of which may be set by the board of directors. While no preferred stock is currently outstanding or subject to be issued, the articles of incorporation have authorized issuance of up to 1,000,000 shares of preferred stock (“Preferred Stock”) in the discretion of the board of directors. Such Preferred Stock may be issued upon filing of amended Articles of Incorporation and the payment of required fees; no further shareholder action is required. If issued, the rights, preferences, designations and limitations of such Preferred Stock would be set by our board of directors and could operate to the disadvantage of the shares of our outstanding Common Stock. Such terms could include, among others, preferences as to dividends and distributions on liquidation.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Description of Properties

The executive offices and manufacturing facilities of our wholly-owned operating subsidiary, Tianmu Pharmaceuticals, are located in the Limin Pharmaceutical Technology Park in the City of Harbin, which is the capital of Heilongjiang Province.

Under the PRC law, land is owned by the state or rural collective economic organizations. The state issues to tenants the rights to use land. Tianmu Pharmaceuticals has been granted by the government of China, a 50-year land use right certificate, which will expire in April 2046, to use 50,000 square meters of land for manufacturing purposes.  Currently our offices and manufacturing facility occupy 15,000 square meters, and our warehouse occupies 1,800 square meters.

Our facilities are currently underutilized, due to our lack of working capital.  For that reason we subleased a portion of our facility to a pharmaceutical college, which paid us a monthly rental of $13,400 (RMB100,000) through September 2008 and $23,300 (RMB160,000) from October 1, 2008 through March 31, 2009. The space is currently vacant and is available to us.  We believe, therefore, that our property is sufficient for our operations for the foreseeable future.

Item 3.  Legal Proceedings

We are not a party to any current or pending legal proceedings that, if decided adversely to us, would have a material adverse effect upon our business, results of operations, or financial condition, and we are not aware of any threatened or contemplated proceeding by any governmental authority against us.  To our knowledge, we are not a party to any threatened civil or criminal action or investigation. However, from time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2009.

PART II

Item 5.   Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is traded on the OTC Bulletin Board under the symbols “TGLPE.OB”.  The following tables set forth, for the calendar quarter indicated, the quarterly high and low sales price for the Company’s common stock as reported on the OTC Bulletin Board. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, the quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions.

	High	Low
2008 by Quarter
April 1, 2008 - June 30 , 2008	$1.30	$0.50
July 1, 2008 - September 30, 2008	$0.60	$0.51
October 1, 2008 - December 31, 2008	$0.60	$0.51
January 1, 2009 - March 31 , 2009	$0.51	$0.51

2007 by Quarter
April 1, 2007 - June 30, 2007	$0.00	$0.00
July 1, 2007 - September 30, 2007	$2.25	$0.00
October 1, 2007 - December 31, 2007	$2.25	$1.30
January, 2008 - March 31, 2008	$1.65	$1.30

On July 14, 2009, the closing price for shares of our common stock, as reported by the Over-the-Counter Bulletin Board, was $0.51.

Record Holders.

As of July15, 2009, there were 687 registered holders of our common stock. As of July 15, 2009, there were 10,186,716 shares of common stock issued and outstanding.

Dividends

We have not paid dividends on our common stock in the past and do not anticipate doing so in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. The decision whether to pay cash dividends on our common stock will be made by our board of directors, at their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant.

Recent Sales of Unregistered Securities

On April 1, 2009, we issued 39,216 shares of common stock to a law firm as consideration for services.

On March 16, 2009, the Company issued 100,000 shares of common stock to a consultant.  The Company’s contract with this consultant has a term of one year.

On February 17, 2009, the Company issued 33,500 shares of common stock for legal services rendered and recorded at its fair value of $17,085.

On January 1, 2009, the Company issued 20,000 shares of common stock to a consultant for services rendered and recorded at its fair value of $10,200. Also, 60,000 shares of common stock were issued to an independent director for services rendered and recorded at its fair value at $30,600.

Item 6.  Selected Financial Data

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 7.  Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Tongli Pharmaceuticals(USA) Inc. for the fiscal years ended March 31, 2009 and 2008 and should be read in conjunction with such financial statements and related notes included in this report.  Those statements in the following discussion that are not historical in nature should be considered to be forward-looking statements that are inherently uncertain. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward-Looking Statements” set forth above.

Company Overview

Tongli Pharmaceuticals (USA), Inc. (“TP” or the “Company”), formally known as Aim Smart Corporation (“Aim Smart”), was originally formed in the State of Colorado in April 1998 and reorganized as a Delaware corporation in September 2007. Subsequent to the merger, Aim Smart changed its name to American Tony Pharmaceuticals, Inc. on September 23, 2008, and then change its name to Tongli Pharmaceuticals (USA), Inc. on October 30, 2008.

On July 29, 2008, Aim Smart acquired all of the outstanding capital stock of American Tony Pharmaceuticals, Inc., a Delaware corporation (“American Tony”), by issuing 9,700,000 shares of Aim Smart’s common stock to the shareholders of American Tony, representing 96.7% of the outstanding shares of Aim Smart. American Tony paid $525,000 for its controlling interest in Aim Smart and this interest was acquired solely to effectuate the reverse merger and was paid for with $276,000 of its own funds and a $249,000 loan from its Chairman.

The acquisition has been accounted for as a reverse merger under the purchase method of accounting since there was a change of control. Accordingly, American Tony is treated as the continuing entity for accounting purposes, whereas the entity formally known as Aim Smart is the legal surviving entity.

American Tony is a holding company incorporated in the State of Delaware. In February 2007, American Tony acquired, through a wholly-owned subsidiary, Heilongjiang Tongli Technology Co., Ltd. (“TT” or “Tongli Technology”), all of the registered capital of Tianmu Pharmaceuticals, a corporation organized under the laws of the PRC on November 26, 1999. Almost all of our operation is conducted through Tianmu Pharmaceuticals in PRC. Tianmu Pharmaceuticals is engaged in the business of manufacturing and marketing pharmaceuticals and health care products in the PRC, and has been developing pharmaceutical and health care products that incorporate elements of Chinese traditional medicine with elements of western medicine. Our research and development activities have been carried out at relatively low cost because they have been carried out by our in house R&D team and, in the past, in concert with a number of research institutes and universities, including the Jilin Research Institute of Chinese Traditional Medicine, the Sichuan Research Institute of Chinese Medicine, the Heilongjiang Institute of Chinese Traditional Medicine, the Chemistry Department of Tsinghua University, and the R&D Center of Harbin Medical University.

In 2005, Tianmu Pharmaceuticals obtained the National Drug GMP (Good Manufacturing Practices) Certification, and Drug Register License and Drug Production Certificate for nine products from the China State Food and Drug Administration (formerly, China State Drug Administration).  The Company’s main products include cholesterol reduction pill, mouthwash, anti-inflammatory tablet and calcium supplement. These products are sold through distributors or directly to customers; no service is required after sales are made. The Company’s primary customers are drug stores and hospitals located in China.

Development and Strategy

In our 2008 fiscal year ended at March 31, 2009, we continued the execution of our product channel expansion strategy that resulted in increased market penetration of our products and expanded revenue growth.  Management plans to continue the emphasis on expanded and enhanced marketing and sales in our 2009 fiscal year and beyond.  Part of this strategy involves increasing and improving our marketing and sales activities to enhance the market leadership of our key leading products and to increase the sales of other products by expanding our sales force, solidifying our distribution network and expanding our market segment coverage, and increasing our marketing and promotional activities.

Management also plans to pursue strategic acquisitions as part of our growth strategy in 2009 and beyond.   We plan to selectively pursue strategic acquisition opportunities to further consolidate our resources and expand our market coverage.  We believe that such an initiative will provide effective means to broaden our product lines, increase our market coverage and complement our research and development capabilities.

Management believes that our emphasis on further commercializing and broadening our product lines, enhanced sales and marketing efforts shall continue to yield significant increases in revenue in 2009 and beyond.

Critical Accounting Policies and Estimates

Our consolidated financial information has been prepared in accordance with generally accepted accounting principles in the United States, which requires us to make judgments, estimates and assumptions that affect: (1) the reported amounts of our assets and liabilities, (2) the disclosure of our contingent assets and liabilities at the end of each fiscal period and (3) the reported amounts of revenues and expenses during each fiscal period.  We continually evaluate these estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are not readily apparent from other sources.  Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates.  Some of our accounting policies require a higher degree of judgment than others in their application.

When reviewing our financial statements, you should consider: (1) our selection of critical accounting policies; (2) the judgment and other uncertainties affecting the application of those policies; and (3) the sensitivity of reported results to changes in conditions and assumptions.  We believe the following accounting policies involve the most significant judgment and estimates used in the preparation of our financial statements.

Basis of presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The functional currency of TT and HTP is the Chinese Renminbi (“RMB”). The accompanying financial statements include the financial statements of foreign subsidiaries that have been translated and presented in United States dollars (“USD”).

Principles of consolidation

The consolidated financial statements include the accounts of the Company, American Tony, TT and HTP.  All significant inter-company accounts and transactions have been eliminated.

Uses of estimates

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

Cash and Cash Equivalents

We maintain cash with financial institutions in the PRC, which are not insured or otherwise protected.  Should any of these institutions holding our cash become insolvent, or if we are unable to withdraw funds for any reason, we could lose the cash on deposit with that institution.

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

Accounts receivables consist primarily of receivables resulting from sales of products, and are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the evaluation and the level of past due accounts and the relationship with and the economic status of the customers.

Inventory

Inventory is stated at the lower of cost, determined using the weighted average cost method, and net realizable value.  Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Costs include materials, labor and manufacturing overhead.  Management periodically compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost.

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

Property and equipment

Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets.

Currency translation

Since we operate primarily in the PRC, our functional currency is the Chinese Renminbi (“RMB”).  Revenue and expense accounts are translated at the average exchange rates prevailing during the operating periods of each statement, and balance sheet items are translated at the exchange rates prevailing at each balance sheet date.  Translation adjustments arising from the use of differing exchange rates from period to period are included as a separate component of stockholders’ equity.  Gains and losses from foreign currency transactions are recognized in current operations.

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

Discussion of Operating Results

We obtained our GMP Certification and pharmaceutical licenses in 2005.  Our focus for the next two years is on developing our marketing efforts.   The results of our operation for the twelve months ended March 31, 2009 compared to the prior comparative periods are as follows:

	As of
	March 31, 2009	March 31, 2008

Revenues	$7,442,445	$1,974,279
Cost of Sales	4,103,669	1,079,302
Gross Profit	3,338,776	894,977

Selling, general & administrative expeses	1,238,603	468,154

Other income (expenses)	59,423	(161,386)

Provision of income taxes	254,757	-

Net income	1,904,839	265,437

Foreign currency translation adjustments	174,997	550,000

Comprehensive income	$2,334,593	$815,437

Going Concern

As of March 31, 2009 and 2008, we had working capital deficiency of $275,450 and $1,636,494, respectively. The report of our independent registered public accounting firm on the financial statements for the year ended March 31, 2009 includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern.  Management has taken certain actions and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions include certain cost-saving initiatives, continuous development of new and existing clients and seeking of capital financings from management and principal stockholders.  Management believes that these actions will enable the Company to move towards profitability and improve cash flow in its continuing operations through the coming year.

Revenues, cost of sales and gross profit

Revenues increased 277% to approximately $7.44 million for the twelve months ended March 31, 2009 from approximately $1.97 million for the twelve months ended March 31, 2008.  The $ 5.47 million increase was mainly attributable to the increase in sales of our product Yufang Anti-Bacterial Mouth Wash supported by our marketing efforts, increasing brand recognition and effective pricing strategy and our distribution to previously unaddressed market.

Cost of sales was approximately $4.1 million for the twelve months ended March 31, 2009 compared to $1.07 million for the twelve months ended March 31, 2008. The $3.02 million increase in cost of sales was mainly attributable to the increased sales of our product Yufang Anti-Bacterial Mouth Wash.

Gross profit was approximately $3.33 million for the twelve months ended March 31, 2009 compared to $0.89 million for the twelve months ended March 31, 2008, an increase of $2.44 million contributed by our product Yufang Anti-Bacterial Mouth Wash.  The gross profit as a percent of revenues on this product for the twelve months ended March 31, 2009 increased to 50% compared to 39% in the prior year. Our overall gross profit as a percentage of revenues decreased to 44.9% in the twelve months ended March 31, 2009 compared to 45.3% in the comparable prior year mainly due to a mix shift to higher sales of lower margin Yufang Anti-Bacterial Mouth Wash as well as increasing raw material costs.

Operating expenses

Total operating expenses increased to approximately $1.24 million for the twelve months ended March 31, 2009 from $0.47 million for the twelve months ended March 31, 2008.  As a percentage of revenues, operating expenses decreased to 16.6% for the twelve months ended March 31, 2009 compared to 23.7% for the twelve months ended March 31, 2008. The $0.77 million increase in total operating expenses was due to the increase in administrative expenses to meet the requirement of expanded production, increases in salaries expenses in support of our sales growth, and increased advertising expenses to raise our brand awareness among customers. These changes are summarized below:

Depreciation and amortization expenses amounted to $177,575 as of March 31, 2009, representing a 1439.3% increase from $11,536 as of March 31, 2008. The significant increase in depreciation and amortization expense was primarily due to the increase in the Company’s fixed assets. Depreciation expense represented 14% of the total operating expenses for the year ended March 31, 2009.

	As of
	March 31, 2009	March 31, 2008
General & administrative expenses	$834,194	$376,781
Research & development	70,670	38,037
Depreciation and amortization expenses	177,575	11,536
Selling expenses	156,164	41,800
Total Operating expenses	$1,238,603	$468,154

Interest expense

Net interest expense was $182,285 for the twelve months ended March 31, 2009 compared to $161,368 for the twelve months ended March 31, 2008. The increase of net interest expense for the twelve months ended March 31, 2009 was because our increase of loans from the members of our management group and advances from an entity owned by our Chairman.

Income taxes

The majority of our net income for the period ended March 31, 2009 was from Tianmu Pharmaceuticals, which conducts substantially all of our operating in PRC. Our Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Before December 31, 2008, no provision for income taxes was required as a result of the utilization of net operating loss carry-forwards. HTP has a deferred tax asset resulting from tax loss carry-forwards of approximately $  - 0 - and $470,000 as of March 31, 2009 and March 31, 2008, respectively, for which the we have provided a 100% valuation allowance. The income tax expense of $254,757 for the year ended March 31, 2009 was attributed to the net income of $1,904,839 primarily derived from HTP after applying the net operating loss carry-forwards. No provision for income taxes is required as a result of the utilization of net operating loss carry-forwards for the twelve months ended March 31, 2008.

We have not recorded a provision for U.S federal income tax for the year ended March 31, 2009 due to the net operating loss carry forward in the United States because we have set up 100% valuation allowance.

As of March 31, 2009, we had approximately $596,000 and $0 of net operating loss carry-forward for income tax purposes in the United States and China respectively. As of March 31, 2008, we had approximately $0 and $1,881,000 of net operating loss carry-forward for income tax purposes in the United States and China, respectively.

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	As of
	March 31, 2009	March 31, 2008
U.S.statutory income tax rate	35.0%	35.0%
Foreign tax rate difference between US and China	(10.0%)	(10.0%)
Effect of tax deduction due to NOL from China	(20.2%)	(25%)
NOL from U.S with 100% valuation allowance	6.7%	-
Actual consolidated income tax rate	11.5%	0.0%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes, and operating loss carry-forwards.

The components of deferred taxes as of March 31, 2009 and 2008 consist of the following:

	As of
	March 31, 2009	March 31, 2008
Net operating loss carry-forwards	208,732	470,262
Valuation allowance	(208,732)	(470,262)
Net deferred tax asset	-	-

We believes the deferred tax assets as of March 31, 2009 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net tax asset.

Net income

As a result of the above, the net income for the year ended March 31, 2009, was approximately $1.9 million, an increase of $1.63 million, as compared to the net income of approximately $0.27 million for the year ended March 31, 2008. The increase in our net income was primarily due to increased sales revenues and favorite tax treatment arising from applying prior year’ net operating loss against current profit.

Other comprehensive income (Foreign Currency Translation Gains)

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (“RMB”).  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Translation adjustments resulting from this process amounted to $174,997 and $550,000 as of March 31, 2009 and 2008, respectively.  The balance sheet amounts with the exception of equity at March 31, 2009 were translated at 6.8336 RMB to 1.00 USD as compared to 7.012 RMB to 1.00 USD at March 31, 2008. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended March 31, 2009 and 2008 were 6.8678 RMB to 1.00 USD and 7.566 RMB to 1.00 USD, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  We usually finance our operation and capital expenditures through short-term bank loans as well as loans from the members of our management group and advances from another entity owned by our chairman.

However, up to March 31, 2009, neither our cash flows from operations nor our bank loans had been sufficient to keep pace with the growth of our business and provide sufficient working capital to meet increased demand and production expansion.

As of March 31, 2009 and 2008, we had working capital deficiency of $275,450 and $1,636,494, respectively. We funded the working capital deficit by means of a bank loan and loans from the members of our management group and advances from an entity owned by our Chairman. The Company is currently profitable and is exploring various alternatives to improve its financial position and continue to meet its obligations.

Total current assets increased to approximately $1.45 million for the twelve months ended March 31, 2009 from $1.22 million for the twelve months ended March 31, 2008.  The primary changes in our current assets during this period were from changes in accounts receivables and advance to suppliers. The increase of accounts receivables from $2,470 in March 31, 2008 to the amount of $395,170 as of March 31, 2009 was due to our extended credit to distributors in support of their sales of our products. Our need to have raw materials available when needed causes us to advance cash to suppliers.  This drain on our cash will remain unless we are able to secure a proprietary source for the volatile herbs that are a large portion of our raw material purchases.   The increase of advance to suppliers from $678,654 at March 31, 2008 to $986,281 as of March 31, 2009 was attributed to our financial support to strengthen the relationship with our raw material suppliers.

Our total current liabilities as of March 31, 2009 totaled in the amount of $1.72 million as compared to $2.86 million in prior fiscal year. The decrease in current liabilities was primarily due to our repayment of a note payable to our bank in the amount of $995,168 (RMB 6,918,273). Our balance sheet at March 31, 2009, also reflects a balance due to related parties of $1,063,629 which was a working capital advances made to us by our president, an officer as well as other stockholders of the Company. The increase of related party loans by the amount of $0.24 million as compared to that of in a year ago was primarily due to cash demand generated by new product development and acquisitions. These advances are interest bearing and are due on demand. We are currently repaying these balances as operating cash become available.

The growth of our company will require additional debt and/or equity financing.  Currently we have budgeted $3.5 million for capital improvements. We intend to pursue additional debt financing which could be secured by our property and equipment and approach international equity markets for additional debt and/or equity financing.  To date we have no commitment from any source for the funds we require.

Discussion of Cash Flow

Comparison of cash flows results for the fiscal year ended March 31, 2009 to the fiscal year ended March 31, 2008, is summarized as follows:

	As of March 31
	2009	2008
Cash flow from operating activities	$1,306,918	$458,482
Cash flow from investing activities	$(885,728)	$(981,411)
Cash flow from financing activities	$(493,286)	$631,437

Operating activities

Cash flows provided by operating activities during the twelve months ended March 31, 2009 amounted to $1,306,918, which consists of our net income of $1,904,839, adds back noncash adjustments of $501,408 and offset by net changes in operating assets and liabilities due to expanded operating activities, including increase in accounts receivables in the amount of $390,679, increase in advance to suppliers in the amount of $287,464 to stimulate sales and maintain good relationship with the suppliers, as well as an increase in accounts payable of $803,136 in support of expanded operating activities. Cash flows provided by operating activities in the twelve months ended March 31, 2008 amounted to $458,482, which consist of our net income of $265,437 increased by noncash adjustments of $395,391 and net changes in operating assets and liabilities, primarily including increase of advance to suppliers to maintain good relationship with the suppliers and offset by decrease in accounts payable in the amount of $377,852. Cash flows from operations during the twelve months ended March 31, 2009 increased by $848,436 or 185.1% compared with to the same period of 2008.  The increase in our cash flows provided by operations as of March 31, 2009 was mainly attributable to an increase in our net sales and accounts payable, offset by increased amounts in advance to suppliers and accounts receivables.

Investing activities

Our cash flows used in investing activities amounted to $885,728 in the twelve months ended March 31, 2009, which consist of a contract deposit to acquire patent right payment amounted to $1,023,619 pertaining to a formula for a nutraceutical product, receipt of a refundable deposit in the amount of $414,762, payment for a portion of cost of Aim Smart of $276,000 and purchase of property and equipment of $871.  Cash flows used in investing activities amounted to $981,411 in the twelve months ended March 31, 2008, which consist of acquisition of property and equipment of $575,768, and contract deposits of $405,643.  Cash flows used in investing activities in the twelve months ended March 31, 2009 decreased by $95,683 or 9.7% compared to the same period in 2008.

Financing activities

Our cash flows used in financing activities amounted to $511,566 in the twelve months ended March 31, 2009, which consist of proceeds from related party advances of $1,553,604 offset by payment to related party of $1,027,627 and payment of our bank loan by $1,017,543. Cash flows provided by financing activities amounted to $631,437 in the twelve months ended March 31, 2008, which consist of proceeds from advances from related party of $663,845 and payment of our bank loan by $32,408. Cash flows provided by financing activities decreased by $1,143,003 or 181% compared to the same period in 2008.

Off-Balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Issuance of Common Stock

In June 2008, we issued 70,000 shares of common stock to two newly appointed independent directors. The stock was valued at its fair value of $17,500.

Prior to the reverse merger, Aim Smart had 333,216 shares of common stock issued and outstanding. In connection with the reverse merger consummated on July 29, 2008, Aim Smart issued to shareholders of American Tony and their designees approximately 9,700,000 shares of common stock.

In October 2008, we issued 40,000 shares of common stock to an independent director for services rendered and recorded at its fair value of $20,400.

On January 1, 2009, we issued 20,000 shares of common stock to a consultant for services rendered and recorded at its fair value of $10,200. Also, 60,000 shares of common stock were issued to an independent director for services rendered and recorded at its fair value at $30,600.

On February 17, 2009, we issued 33,500 shares of common stock for legal services rendered and recorded at its fair value of $17,085.

On March 16, 2009, we issued 100,000 shares of common stock to a consultant. Our contract with this consultant has a term of one year, and the unearned stock compensation will be amortized as expense over one year term from the date of the grant. The amortization of this stock compensation for the year ended March 31, 2009 was $2,125.

As of March 31, 2009, there were 10,186,716 shares of common stock issued and outstanding and no preferred stock issued and outstanding.

Inflation

Inflation has not had a material impact on our business and we do not expect inflation to have a material impact on our business in the near future.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 8.  Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Notes thereto and the report of Paritz & Company, P.A., our independent registered public accounting firm, are set forth on pages F-1 through F-13 of this Report.

Item 9.  Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

On July 21, 2008, the Board of Directors terminated Michael F. Cronin from his position as the principal independent accountant.

The audit reports of Michael F. Cronin on the Company’s financial statements for the years ended December 31, 2007 and 2006 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. Michael F. Cronin did not, during the applicable periods, advise the Company of any of the enumerated items described in Item 304(a)(1)(iv) of Regulation S-B.

The Company and Michael F. Cronin have not, during the Company’s two most recent fiscal years or any subsequent period through the date of dismissal, had any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to Michael F. Cronin’s satisfaction, would have caused Michael F. Cronin to make reference to the subject matter of the disagreement in connection with his reports.

On July 22, 2008, the Company retained Paritz & Company, P.A. as our independent certified public accountants. The decision to change accountants was approved by our Board of Directors. During the two most recent fiscal years, or any subsequent interim period prior to engaging Paritz & Company, P.A., we nor anyone acting on our behalf consulted with Paritz & Company, P.A. regarding: (i) the application of the accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that Paritz & Company, P.A. concluded was an important factor considered by the Company in reaching a decision as to the accounting of financial reporting issue; or (ii) any matter that was either the subject of a disagreement or a reportable event (as defined in Regulation S-B, Item 304(a)(1)(iv)).

Item 9A(T).  Controls and Procedures.

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods.  In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties.  Accordingly, based on their evaluation of our disclosure controls and procedures as of March 31, 2009, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2009 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of March 31, 2009, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Intergrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.  In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting.  This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company.  The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

As we are not aware of any instance in which the company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, we determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our resources at this time and not in the interest of shareholders.

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of March 31, 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

This Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 9A was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 9A(T) in this Report.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the year ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.   Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the Exchange Act.

The following table sets forth the names and ages of our current directors and executive officers, and positions with us held by each person.

Name	Age	Title
Mingli Yao	59	Chief Executive Officer, Chairman
Ailing Zhao	52	Corporate Secretary, Director
Yuan Yao	29	Director
Hui Shao	41	Independent Director
Li Li	42	Chief Finacial Officer

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. Our officers serve at the discretion of our Board of Directors.

Mingli Yao.  Mr. Yao has been the Chief Executive Officer and a director of the Company since March 2008. Since 1999, Mr. Yao has been employed as Chairman of Tianmu Pharmaceuticals.  From 1998 to 1999, Mr. Yao was employed as a manager for a construction company owned by the People’s Government of Heilongjiang Province.  In 1983, Mr. Yao earned an Associate Degree in Electronic Engineering from the China Haerbin College of Light Industry.  Mr. Yao is the husband of Ailing Zhao and the father of Yuan Yao.

Yuan Yao.  Ms. Yao has been a director of the Company since March 2008. Since 2005, Ms. Yao has been employed as General Manager in charge of business operations of Tianmu Pharmaceuticals.  In 2005 Ms. Yao earned a Bachelor of Arts Degree with a concentration in Law from the China University of Political Science and Law.  Ms. Yao is the daughter of Mingli Yao and Ailing Zhao.

Ailing Zhao. Mr. Yao has been a director of the Company since March 2008. Since 1999, Ms. Zhao has been employed as Deputy General Manager in charge of administration of Tianmu Pharmaceuticals.  In 1980 Ms. Zhao earned a Vocational Degree in Business from the Haerbin Business Vocational School.  Ms. Zhao is the wife of Mingli Yao and the mother of Yuan Yao.

Hui Shao. On January 8, 2009, Mr. Hui was appointed as an independent director of the Company. Mr. Hui is currently a Senior Vice President of Finance of China Aoxing Pharmaceutical Company, Inc. (“China Aoxing”), a vertically integrated pharmaceutical company specializing in research, development, manufacturing and marketing of a broad range of narcotics and pain management pharmaceutical products in China. Dr. Shao joined China Aoxing in January 2007 after ten years working in various aspects of the pharmaceutical industry. From 2003 to 2006, Dr. Shao served as a buy-side healthcare analyst for investment firms, initially Mehta Partners LLC and then Kamunting Street Asset Management. From 1997 to 2003 Dr. Shao was employed as Principal Scientist by Roche Pharmaceuticals in Nutley, New Jersey. Dr. Shao was awarded a B.S. in Polymer Chemistry at the University of Science and Technology in China. He then earned a Ph.D. in Organic Chemistry at the University of California, San Diego, and an M.B.A. in Finance and Accounting from the Stern School of Business at New York University.

Li Li. Mr. Li was appointed as Chief Financial Officer on March 16, 2009. Mr. Li joined Harbin Tianmu Pharmaceutical Inc., a wholly owned operating subsidiary of the Company, as Chief Financial Officer in 2009.  Prior to that, he had served as Chief Financial Officer of Sanpu Pharmaceutical Co., Ltd. from 2006 to 2008, and Chief Financial Officer of Harbin Qiulin Co., Ltd. from 1999 to 2005.  Mr. Li earned an M.B.A. in Finance from Peking University.

Family Relationships

Mr. Mingli Yao and Ms. Ailing Zhao are husband and wife.  Ms. Yuan Yao is their daughter. No other family relationships exist among our directors or executive officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.     any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.     any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.     being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.     being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Conduct and Ethics

We have not adopted a code of ethics or a code of conduct that applies to its principal executive officer, principal financial officer, principal accounting officer, controller, or to persons performing similar functions.

Director Independence

We currently have only one independent director on our Board. As of the date of this 10-K, our common stock is traded on the OTC Bulletin Board. The OTC Bulletin Board does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

Committees of the Board of Directors

We currently do not have an audit committee, compensation committee, nominating committee, executive committee, or any other committees.

Audit Committee

We do not presently have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee.

The primary functions of an audit committee carried out by the entire Board of Directors include:

●	appointing, approving the compensation of, and assessing the independence of our independent auditors;
●
assisting in the oversight of the integrity of our financial statements, the Company’s compliance with legal and regulatory requirements, its independent auditors’ qualifications, and independence and the performance of the independent auditors;

●	overseeing the work of our independent auditors, including through the receipt and consideration of certain reports from the independent auditors;
●	reviewing and discussing with management and the independent auditors our annual and quarterly financial statements and related disclosures;
●	coordinating the oversight of our internal control over financial reporting, disclosure controls and procedures and code of conduct and ethics; and
●	establishing procedures for the receipt and retention of accounting related complaints and concerns; meeting independently with our internal auditing staff, independent auditors and management.

The Board of Directors has determined that no one on our Board qualified as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B. We believe that our directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities (“ten percent stockholders”) to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are charged by the SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year ended on March 31, 2009, our officers, directors and ten percent stockholders are in compliance with Section 16(a).

Item 11.  Executive Compensation.

The following table sets forth all compensation received during the last two fiscal years by our Chief Executive Officer, Chief Financial Officer and each of the other most highly compensated executive officers whose total compensation exceeds $ 100,000 in such fiscal years.  These officers are referred to as the Named Executive Officers in this Report.

All the executive officers were paid in RMB and the amounts reported in this table have been converted from Renminbi to U.S. dollars based on the March 31, 2009 conversion rate of RMB 6.8359 to $1.00.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yaoming Li	2007	$8,777	-	-	-	-	-	-	$8,777
Chief Executive Officer	2008	$8,777	-	-	-	-	-	-	$8,777

Ailing Zhao,	2008	$8,777	-	-	-	-	-	-	$8,777
Corporate Secretary	2007	$8,777	-	-	-	-	-	-	$8,777

Yuan Yao, Former	2008	$8,777	-	-	-	-	-	-	$8,777
Chief Financial Officer(1)	2007	$8,777	-	-	-	-	-	-	$8,777

Yibin Yang,			-	-	-	-	-	-
Former Chief	2008	$11,702	-	-	-	-	-	-	$11,702
Financial Officer (2)

(1)           On March 16, 2009, Li Li was appointed to be the Chief Financial Officer.
(2)           On December 23, 2008, Yuan Yao resigned as the Chief Financial Officer.
(3)           On December 23, 2008, Yibin Yang was appointed to be the Chief Financial Officer and on March 16, 2009, Yibin Yang resigned as the Chief Financial Officer. Yibing Yang was paid $ 2,925 for his service during the three months.

Director Compensation

Mr. Mingli Yao, Ms. Ailing Zhao and Mr. Yuan Yao are paid in their capacity as executive officers of the Company and they do not receive any additional compensation for their service as directors.

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mingli Yao	-	-		-	-	-	-	-
AilingZhao	-	-		-	-	-	-	-
Yuan Yao	-	-		-	-	-	-	-
Hui Shao	$2,194	$20,400	(2)	-	-	-	-	$22,594

(1)           All the Directors were paid in RMB and the amounts reported in this table have been converted from Renminbi to U.S. dollars based on the March 31, 2009 conversion rate of RMB 6.8359 to $1.00.
(2)           In October 2008, the Company issued 40,000 shares of common stock to Mr. Hui Shao for services rendered and recorded at its fair value of $20,400.

We have historically entered into written agreements with our non-employee directors.  Mr. Hui Shao is a party to such an agreement, pursuant to which he is entitled to receive an annual cash fee of a $30,000 and 40,000 shares of our common stock.  In addition, Mr. Shao is entitled to reimbursement for reasonable and substantiated expenses incurred by him in furtherance of his performance of duties to the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table sets forth below certain information regarding the beneficial ownership of our common stock as of July15, 2009, based on 10,186,716 aggregate shares of common stock outstanding as of such date, by: (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock with the address of each such person, (ii) each of our present directors and officers, and (iii) all officers and directors as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated. Unless otherwise noted, the principal address of each of the stockholders, directors and officers listed below is c/o 1 Beijing Road, Limin Development Zone, Harbin, China.

All share ownership figures include shares of our Common Stock issuable upon securities convertible or exchangeable into shares of our Common Stock within sixty (60) days of March 15, 2009, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Mingli Yao	1,735,000	17.0%
Yuan Yao	700,000	6.9%
AiLing Zhao	550,000	5.4%
Wei Zhao	377,262	3.7%
QuangYi Wang	322,000	3.2%
Hui Shao	40,000	0.4%
Li Li	0	0
All officers and directors as a group (5 persons)	3,025,000	29.7%

Item 13.  Certain Relationships and Related Party Transactions

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

A note from Harbin Commercial Bank is secured by certain real estate assets owned by the principal shareholder of the Company and guaranteed by Heilongjiang Tongli Technology Co., Ltd. The Company has repaid the loan in full as of March 10, 2009.

The Company has a month to month sub-lease arrangement with a company owned by the Chairman to lease office space in New York at a monthly rental of $4,000. This arrangement began on March 1, 2008.

The Company's Chairman lent American Tony $ 249,000 to acquire its controlling interest in Aim Smart in August 2008.

As of March 31, 2009, the Company has a balance of $ 1,063,629 due to related parties. This includes amounts payable to members of our management who have loaned funds to us to help us fund working capital deficits.

Related Parties	Balance due as of March 31, 2009
Harbin Tianmu Real Estate Development Co., Ltd.	$688,808
Chairman of the Company	$354,234
US Hua Sky International Investment LLC	$20,587

Review, Approval or Ratification of Related Party Transactions

Our Board of Director is responsible for reviewing all “Related Person Transactions” as defined by Item 404 of Regulation S-K of the rules promulgated by the SEC. Directors and executive officers are responsible for bringing a potential Related Person Transaction to the attention of our Board.

In reviewing a related person transaction, the Board will, after reviewing all material information regarding the transaction, take into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Item 14.  Principal Accountant Fees and Services.

On July 22, 2008, the Company retained Paritz & Company, P.A. as independent auditors to audit our financial statements for the fiscal year ended March 31, 2009. Prior to that, Mr. Michael F. Cronin had served as our independent auditor.

The following table sets forth fees billed to us by our independent registered public accounting firms during the fiscal years ended March 31, 2009 and March 31, 2008 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	March 31, 2009	March 31, 2008
Audit Fees	$30,000	$35,000
Audit Related Fees	$0	$15,000
Tax Fees	$0	$0
All Other Fees	$0	$-
TOTAL	$30,000	$50,000

Part IV

Item 15.  Exhibits

Item Number	Description
(3)	Articles of Incorporation and By-laws
3.1 +	Certificate of Incorporation
3.3 +	Bylaws
(10)	Material Contracts
10.1
Merger Agreement dated July 22, 2008 among Aim Smart Corporation, ATP Acquisition
Corp. and American Tony Pharmaceutical, Inc.(incorporated by reference from Current Report on Form 8-K, filed on July 29, 2008)

(21)	Subsidiaries of the registrant
21.1*	List of Subsidiaries
(31)	Section 302 Certification
31.1*	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
(32)	Section 906 Certification
32.1*	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2*	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
____________________
* filed herewith
+ to be filed by amendment

INDEX TO FINANCIAL STATEMENTS

TONGLI PHARMACEUTICALS (USA) INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors of
American Tony Pharmaceutical, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Tongli Pharmaceuticals (USA), Inc. and Subsidiaries as of March 31, 2009 and 2008 and the related consolidated statements of operations and other comprehensive income (loss) and changes in shareholders’ equity and cash flows for the years ended March 31, 2009 and 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of is internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has a deficiency of working capital of $275,450 and had minimum cash or available borrowing capacity as of March 31, 2009. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern.   The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Tony Pharmaceutical Inc., and Subsidiaries as of March 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Paritz & Company, P.A.
Hackensack, New Jersey
June 24, 2009

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2009	2008
ASSETS

Current assets:
Cash	50,247	130,630
Accounts Receivable, net	395,170	2,470
Inventory	19,016	11,172
Refundable deposit	-	405,643
Advance to suppliers	986,281	678,654
Total current assets	1,450,714	1,228,569

Property and equipment, net	7,076,746	7,813,779
Contract deposit	1,028,736	-

Total assets	9,556,196	9,042,348

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable - bank	-	995,168
Accounts payable	119,643	959,382
Due to related parties	1,063,629	819,620
Accrued expenses and other current liabilities	542,892	90,893
Total current liabilities	1,726,164	2,865,063

Stockholders' Equity
Preferred stock, $0.001 par value,
Authorized 1,000,000 shares; none issued	-	-
Common stock, $0.001 par value,
Authorized 200,000,000 shares
Issued and outstanding - 10,186,716 shares and 9,963,216, respectively	10,187	9,963
Additional paid in capital	6,665,349	7,092,663
Accumulated other comprehensive income	1,130,285	955,288
Retained earnings (accumulated deficit)	24,210	-1,880,629

Total Stockholders' equity	7,830,031	6,177,285

Total liabilities & Stockholders' equity	$9,556,196	$9,042,348

See notes to consolidated financial statements

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME AND OTHER COMPREHENSIVE INCOME

	For the years ended March 31,
	2009	2008

Revenue	$7,442,445	$1,974,279

Cost of sales	4,103,669	1,079,302

Gross Profit	3,338,776	894,977

Operating expenses:
General & administrative expenses	834,194	376,781
Research & development	70,670	38,037
Depreciation expense	177,575	11,536
Selling expense	156,164	41,800
Total operating expenses	1,238,603	468,154

Operating income	2,100,173	426,823

Other Income (expenses):
Interest expense	(182,285)	(161,386)
Rental income	241,708	-
Total other income (expenses)	59,423	(161,386)

Net income before income taxes	2,159,596	265,437

Income Taxes	254,757	-

Net Income	1,904,839	265,437

Other Comprehensive item:

Foreign Currency Translation adjustment	174,997	550,000

Comprehensive income	2,334,593	815,437

Basic and diluted income per share	$0.19	$0.03

Basic and diluted weighted average shares outstanding	9,968,824	9,963,216

See notes to consolidated financial statements

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

						Accumulated	Retained
						Other	Earnings
	Preferred Stock		Common Stock		Additional	Comrehensive	(Accumulated
	Shares	Amount	Shares	Amount	Paid in capital	Income	Deficits)	Total

Balance - March 31, 2007	-	$-	9,963,216	$9,963	$7,040,663	$405,288	$(2,146,066)	$5,309,848

Imputed interest on related party loans					52,000	-	-	52,000

Foreign currency translation adjustment			-	-	-	550,000	-	550,000

Net income			-	-	-	-	265,437	265,437

Balance - March 31, 2008	-	$-	9,963,216	$9,963	$7,092,663	$955,288	$(1,880,629)	$6,177,285

Effects of reverse merger			(100,000)	(100)	(524,900)	-	-	(525,000)

Stock issued for services			323,500	324	146,461	-	-	146,784

Unearned stock compensation			-	-	(48,875)	-	-	(48,875)

Foreign currency translation adjustment			-	-	-	174,997	-	174,997

Net income			-	-	-		1,904,839	1,904,839

Balance - March 31, 2009	-	$-	10,186,716	$10,187	$6,665,349	$1,130,285	$24,210	$7,830,031

See notes to consolidated financial statements

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$1,904,839	$265,437
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation & amortization	346,357	343,391
Amortization of stock compensation	97,909	-
Accrued loan interest	57,141	-
Imputed interest	-	52,000
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	(390,679)	1,145
Inventory	(7,498)	17,432
Advances to suppliers	(287,464)	(672,905)
Accounts payable	(803,136)	377,852
Accrued expenses and other current liabilities	389,447	74,130
Net cash provided by operating activities	1,306,918	458,482

Cash flows from investing activities
Purchase of property and equipment	(871)	(575,768)
Receipt of deposits related to terminated acquisitions	414,762	(405,643)
Payment for contract deposit	(1,023,619)	-
Payment made on Aim Smart acquisition	(276,000)	-
Net cash used in investing activities	(885,728)	(981,411)

Cash flows from financing activities
Repayments of short-term loans	(1,017,543)	(32,408)
Repayments of related party loans	(1,027,627)	-
Proceeds from related party loans	1,533,604	663,845
Net cash provided by (used in) financing activities	(511,566)	631,437

Effect of exchange rate changes on cash and cash equivalents	9,993	20,136

Net increase (decrease) in cash	(80,383)	128,644

Cash balance, beginning of year	130,630	1,986

Cash balance, end of year	$50,247	$130,630

Supplemental cash flow information
During the year, cash was paid for the following:
Interest expenses	$158,222	$77,734

Noncash investing and financing activities
Reduction of related party debt in connection with terminated construction project	$588,886	$-
Payment made by the officer on Aim Smart acquisition	$249,000	$-
Common stock issues for stock-based compensation	$146,784	$-

See notes to consolidated financial statements

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

1	ORGANIZATION AND BASIS OF PRESENTATION

Organization

Tongli Pharmaceuticals (USA), Inc. (“TP” or the “Company”), formally known as Aim Smart Corporation (“Aim Smart”), was originally formed in the State of Colorado in April 1998 and reorganized as a Delaware corporation in September 2007.

On August 12, 2008, American Tony completed a reverse merger with Aim Smart Corporation (“Aim Smart”), a dormant public shell, which was originally incorporated on April 27, 1988 in the State of Colorado under the name “Gatwick, Ltd” for the purpose of seeking out and completing a merger or acquisition with one or more companies or businesses, and was reorganized as a Delaware corporation in September 2007.  American Tony was a holding company which was incorporated on November 17, 2006 in the state of Delaware and has had no significant operations since its inception.  The acquisition was effected by the merger of American Tony into a wholly-owned subsidiary of Aim Smart.

Under the terms of the merger agreement, the former American Tony stockholders exchanged their shares for Aim Smart shares so that, upon the closing of the merger, the former American Tony stockholders owned 96.7% of the outstanding shares of Aim Smart. America Tony acquired its controlling interest in Aim Smart for a cost of $525,000. This interest was acquired solely to effectuate the reverse merger and was paid for with $276,000 of its own funds and a $249,000 loan from the Company’s Chairman Mr. Mingli Zhao.  Aim Smart changed its name to American Tony upon the closing of the reverse merger.  Tianmu Pharmaceuticals was formed under laws of the PRC on November 26, 1999.  In February 2007, American Tony acquired Tianmu Pharmaceuticals through a recapitalization transaction which was accomplished through the exchange of shares with Heilongjiang Tongli Technology Co., Ltd. (“TT” or “Tongli Technology”), a wholly-owned subsidiary of American Tony located in the PRC. TT owns 100% of Tianmu Pharmaceuticals and doesn’t have any other operations since its inception.

The acquisition has been accounted for as a reverse merger under the purchase method of accounting since there has been a change of control. Accordingly, American Tony and its subsidiaries are treated as the continuing entities for accounting purposes, whereas the entity formally known as Aim Smart is the legal surviving entity.

American Tony is a holding company incorporated in the State of Delaware. In February 2007, American Tony acquired, through a wholly-owned subsidiary, Heilongjiang Tongli Technology Co., Ltd. (“TT”), all of the registered capital of Harbin Tianmu Pharmaceuticals Co., Ltd. (“HTP”), a corporation organized under the laws of the People’s Republic of China (“PRC”) on November 26, 1999. HTP is engaged in the business of manufacturing and marketing pharmaceutical and health care products in the PRC.

In 2005, HTP obtained the GMP certificate (Good Manufacturing Practices for Pharmaceutical Products), and 10 Drug Register License and “Drug Production Certificate” from the China State Food and Drug Administration (formerly, China State Drug Administration).  The Company’s main products include cholesterol reduction pill, mouthwash, anti-inflammatory tablet and calcium supplement. These products are sold through distributors and directly to customers; no service is provided after sales are made. The Company’s primary customers are drug stores and hospitals located in China.

Basis of presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The functional currency of TT and HTP is the Chinese Renminbi (“RMB”). The accompanying financial statements include the financial statements of foreign subsidiaries that have been translated and presented in United States dollars (“USD”).

Certain amounts included in the 2008 financial statements have been reclassified to conform to the 2009 financial statements presentation.

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company, American Tony, TT and HTP.  All significant inter-company accounts and transactions have been eliminated.

Uses of estimates

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

             Cash and Cash Equivalents

The Company maintains cash with financial institutions in the PRC, which are not insured or otherwise protected.  Should any of these institutions holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution.

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

Accounts receivables consist primarily of receivables resulting from sales of products, and are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the evaluation and the level of past due accounts and the relationship with and the economic status of the customers.  Management believes that no allowance is necessary for the year ended at March 31, 2009.

Inventory

Inventory is stated at the lower of cost, determined using the weighted average cost method, and net realizable value.  Costs include materials, labor and manufacturing overhead.  Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management periodically compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. No allowance for inventory is considered necessary for the years ended March 31, 2009 and 2008.

Advances to Suppliers

Advance to suppliers represent the payments made and recorded in advance for goods and services received. The Company’s management has developed purchasing relationships with a considerable number of suppliers to ensure multiple sources for most of the raw materials required. In the opinion of management, the Company’s business would not be significantly damaged by the loss of any one supplier.

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Property and equipment

Property and equipment are recorded at cost.  The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and locations for its intended use. Depreciation is provided in amounts sufficient to amortize the cost of the related assets over their useful lives using the straight line method for financial reporting purposes. HTP obtained the right to use a parcel of land on which its office and production facilities are situated, pursuant to the contract from the local government of the PRC which expires in April 2046. Depreciation is calculated using the straight-line method over the following useful lives:

Buildings and improvements	40 years
Right to use land	Life of lease
Machinery and equipment	10 years
Office equipment	5 years
Vehicle	5 years

Maintenance, repairs and minor renewals are charged to expense when incurred.  Replacements and major renewals are capitalized.

Impairment of Long Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets.

The Company accounts for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144. “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. Based on its review, the Company believes that, as of March 31, 2009, there were no significant impairments of its long-lived assets used in operations.

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109") which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, SFAS 109 requires recognition of future tax benefits, such as carry-forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management reviews this valuation allowance periodically and makes adjustments as warranted.

Foreign currency translation

Since the Company operates primarily in the PRC, the Company’s functional currency is the Chinese Yuan (”RMB”).  For financial reporting purposes, RMB has been translated into United States dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income". Gains and losses resulting from foreign currency translations are included in accumulated other comprehensive income.

Fair value of financial instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, requires that the Company disclose estimated fair values of financial instruments.

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, other receivables, advances to suppliers, accounts payable, other receivables, advances to suppliers, accounts payable, accrued expenses and other sundry current liabilities and related party advances and borrowings.

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

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income (loss) per common share

The Company computes earnings per share (“EPS’) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

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

Segment reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organized segments within the Company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  SFAS 131 has an immaterial effect on the Company’s financial statements, as the Company consists of only one reportable business segment.  All revenues are from sales to customers in the PRC.  Substantially all of the Company’s assets are located in the PRC.

Concentration of risks

During the year ended March 31, 2009, approximately 33% of sales were generated from four major distributors with the largest distributor representing 8.6% of sales.  In addition, one product manufactured by the Company represented approximately 63.1% and 51.9% of total sales for the years ended March 31, 2009 and 2008, respectively.

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position on Emerging Issues Task Force Issue 03-6, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The adoption of this FSP EITF 03-6-1 did not have a material effect on the Company’s financial position.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective beginning January 1, 2009. We are currently assessing the potential impact that adoption of SFAS No. 161 may have on our financial statements.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides ad d itional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not   orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods end i ng after March  15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). Additionally, if an entity elects to early adop t either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. We are currently evaluating this new FSP but do no t believe that it will have a significant impact on the determination or reporting of our financial results.

3	INVENTORY

As of March 31, 2009 and 2008, inventory consists the following:

	As of
	March 31, 2009	March 31, 2008
Raw materials	$15,100	$-
Finished goods	3,916	11,172

Total	$19,016	$11,172

4	REFUNDABLE DEPOSITS

The principal shareholder of the Company entered into various agreements in an effort to expand the Company’s business.  Those agreements required deposits which were refundable if the transactions were not completed.  The refundable deposit amounted to $405,643 at March 31, 2008. As of March 31, 2009, all those deposits have been refunded.

5	PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	As of
	March 31, 2009	March 31, 2008
Building	$7,105,308	$6,914,476
Right to use land	395,107	412,699
Machinery and equipment	1,021,778	993,946
Office equipment	16,057	15,398
Vehicle	99,305	96,638
Construction in progress	-	588,886
Total	$8,637,556	$9,022,043
Less: accumulated depreciation and amortization	1,560,809	1,208,234
Total	$7,076,746	$7,813,779

Depreciation and amortization expenses were $346,358 and $343,391 for the years ended March 31, 2009 and 2008, respectively.

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

6	CONTRACT DEPOSIT

Contract deposit represents a payment under a material contract pertaining to a formula for a nutraceutical product. The Company’s ability to conclude this acquisition and ultimately commercialize this product requires, among other things, additional assistance from the seller and obtaining government approvals. The company is now waiting for governmental approval for the formula to be used in production and is expected to obtain such approval from the SFDA within 2009.

7	NOTE PAYABLE – BANK

This note relates to short-term borrowing from Harbin Commercial Bank and bears interest at 12.3% per annum and is due on demand.  The note is collateralized by certain real estate assets owned by the principal shareholder of the Company and guaranteed by Heilongjiang Tongli Technology Co., Ltd. The Company has repaid the loan in full as of March 10, 2009. Interest expense for the above short term loan totaled $158,222 and $77,734 for the years ended March 31, 2009 and 2008, respectively.

8	DUE TO RELATED PARTIES

Due to related parties consist of the following:

	As of
	March 31, 2009	March 31, 2008
Harbin Tianmu Real Estate Development Co., Ltd. (a)	$(688,808)	$(619,297)
Chairman of the Company (a)	(354,234)	(136,109)
US Hua Sky International Investment LLC. (b)	(20,587)	-
Family members related to the Company's Chairman ( c)	-	(64,214)
Total	$(1,063,629)	$(819,620)

(a)	These loans bear 7% interest rate per annum and due on demand.

(b)
The Company has a month to month sub-lease arrangement for its New York office with a company owned by its Chairman. The monthly rental is $3,950 and is the same as the amounts incurred by the related entity. This arrangement began on March 1, 2008 and ended on Feburary 28, 2009.

(c)	This loan bears interest at 7.6% per annum and was repaid in full as of March 31, 2009.

9	STOCKHOLDERS’ EQUITY

In June 2008, the Company issued 70,000 shares of common stock to two newly appointed independent directors. The stock was valued at its fair value of $17,500. Prior to the Merger, the Company had 333,216 shares of common stock issued and outstanding.

In connection with the Merger consummated on July 29, 2008, the Company issued to shareholders of American Tony and their designees approximately 9,700,000 shares of common stock.

9	STOCKHOLDERS’ EQUITY (Continued)

In October 2008, the Company issued 40,000 shares of common stock to an independent director for services rendered and recorded at its fair value of $20,400.

On January 1, 2009, the Company issued 20,000 shares of common stock to a consultant for services rendered and recorded at its fair value of $10,200. Also, 60,000 shares of common stock were issued to an independent director for services rendered and recorded at its fair value at $30,600.

On February 17, 2009, the Company issued 33,500 shares of common stock for legal services rendered and recorded at its fair value of $17,085.

On March 16, 2009, the Company issued 100,000 shares of common stock to a consultant. The Company’s contract with this consultant has a term of one year, and the unearned stock compensation will be amortized as expense over one year term from the date of the grant. The amortization of this stock compensation for the year ended March 31, 2009 was $2,125.

As of March 31, 2009, there were 10,186,716 shares of common stock issued and outstanding and no preferred stock issued and outstanding.

10	EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period ended March 31, 2009 and 2008. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares have been issued and if the additional common shares were dilutive. There are no common stock equivalents available for dilution purposes as of March 31, 2009 and 2008, respectively. The following demonstrates the calculation for earnings per share for the period ended March 31, 2009 and 2008:

	As of
	March 31, 2009	March 31, 2008
Net income	$1,904,839	$265,437

Weighted shares outstanding- Basic	9,968,824	9,963,216

Earning per share- Basic	$0.19	$0.03

Earnings per share- Diluted	$0.19	$0.03

11	TAXES

(a)	Corporation income tax (“CIT”)

The Company has not recorded a provision for U.S federal income tax for the year ended March 31, 2009 due to the net operating loss carry forward in the United States which the Company has set up 100% valuation allowance.

11	TAXES (Continued)

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

As of March 31, 2009, the Company had approximately $596,000 and $0 of net operating loss carry-forward for income tax purposes in the United States and China respectively. As of March 31, 2008, the Company had approximately $0 and $1,881,000 of net operating loss carry-forward for income tax purposes in the United States and China, respectively.

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	As of
	March 31, 2009	March 31, 2008
U.S.statutory income tax rate	35.0%	35.0%
Foreign tax rate difference between US and China	(10.0%)	(10.0%)
Effect of tax deduction due to NOL from China	(20.2%)	(25%)
NOL from U.S with 100% valuation allowance	6.7%	-
Actual consolidated income tax rate	11.5%	0.0%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes, and operating loss carry-forwards.

The components of deferred taxes as of March 31, 2009 and 2008 consist of the following:

	As of
	March 31, 2009	March 31, 2008
Net operating loss carry-forwards	208,732	470,262
Valuation allowance	(208,732)	(470,262)
Net deferred tax asset	-	-

Management believes the deferred tax assets as of March 31, 2009 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net tax asset.

 (b) Value added tax (“VAT”)

Enterprises or individuals who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value added tax in accordance with the PRC laws. The value added tax standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products.

 (3) Other taxes

The Company is also subject to 5% of business tax, 7% of City Construction Tax and 4% of Education Fees based on sales.

12	COMMITMENTS AND CONTINGENCIES

The Company entered into agreements with three distributors to provide agreed upon amounts of products at pre-agreed pricing.  These agreements expire between June 2008 and March 2011.   In the event a distributor does not purchase a fixed percentage of the agreed upon amounts for three consecutive months, the Company may cancel the agreement.  In addition, one agreement provides, among other things, that the distributor can become the exclusive distributor for a geographical area if certain sales targets are met. Revenues during the years ended March 31, 2009 and 2008 were immaterial from these agreements.

Since June 2007, HTP has leased a portion of its facility to a pharmaceutical college at a monthly rental of approximately $13,400 (RMB100,000) through September 30, 2008 and $23,300 (RMB160,000) from October 1, 2008 through March 31, 2009.  At March 31, 2008 approximately $102,700 of rents was unpaid due to the school’s limited revenues. At March 31, 2008, the Company has recorded a 100% reserve against this receivable. During the year ended March 31, 2009, the Company recovered $14,700 unpaid rent from prior period and the balance of the reserve against the rent receivable is approximately $88,000 as of March 31, 2009.

13	VULNERABILITY DUE TO OPERATIONS IN PRC

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 15, 2009
/s/ Mingli Yao
Mingli Yao
Chief Executive Officer and Chairman

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mingli Yao Mingli Yao	Chief Executive Officer and Chairman	July 15, 2009

/s/ Li Li Li Li	Chief Financial Officer	July 15, 2009

/s/ Ailing Zhao Ailing Zhao	Corporate Secretary and Director	July 15, 2009

/s/ Yuan Yao Yuan Yao	Director	July 15, 2009

/s/ Hui Shao Hui Shao	Director	July 15, 2009