Form 10-Q
period 2009-06-30
Tongli Pharmaceuticals (USA), Inc.
filed 2009-08-13
CIK 1052284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ending June 30, 2009

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________ to ________.

Commission file number 000-52954

Tongli Pharmaceuticals (USA), Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1090791
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

136-14 Apt. 6D, Northern Blvd.
Flushing, New York, NY	11354
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒.

As of August 14, 2009, there were 10,225,932 outstanding shares of common stock of the registrant, par value $.001 per share.

Unless otherwise provided in this Quarterly Report on Form 10-Q, references to “the Company,” “the Registrant,” “Tongli,” “we,” “us,” and “our” refer to Tongli Pharmaceuticals (USA), Inc.

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward looking statements.  In some cases, you can identify forward looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology.  Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management’s opinions only as of the date thereof. In evaluating such forward looking statements, readers should carefully review the discussion of risks and uncertainties in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K as well as in other filings with the Securities and Exchange Commission including, without limitation, unforeseen changes in the course of research and development activities and in clinical trials; possible changes in cost and timing of development and testing, capital structure, and other financial items; changes in approaches to medical treatment; introduction of new products by others; possible acquisitions of other technologies, assets or businesses; and possible actions by customers, suppliers, competitors and regulatory authorities.  Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements. We undertake no obligation to revise or publicly release the results of any revision of these forward looking statements.

The discussion of risks and uncertainties set forth in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K as well as in other filings with the SEC, is not necessarily a complete or exhaustive list of all risks facing the Company at any particular point in time.  We operate in a highly competitive, highly regulated and rapidly changing environment and our business is in a state of evolution.  Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward looking statement.  We disclaim any obligation to revise or update any forward looking statement that may be made from time to time by us or on our behalf.

-i-

PART I

Item 1.     Financial Statements

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30	March 31,
	2009	2009
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	89,278	50,247
Accounts Receivable, net	722,990	395,170
Inventory	190,277	19,016
Advance to suppliers	1,435,286	986,281
Total current assets	2,437,831	1,450,714

Property and equipment, net	6,993,408	7,076,746
Contract deposit	1,029,179	1,028,736

Total assets	10,460,418	9,556,196

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	236,720	119,643
Due to related parties	1,274,443	1,063,629
Accrued expenses and other current liabilities	448,012	542,892
Total current liabilities	1,959,175	1,726,164

Stockholders' Equity
Preferred stock, $0.001 par value,
Authorized 1,000,000 shares; none issued	-	-
Common stock, $0.001 par value,
Authorized 200,000,000 shares
Issued and outstanding - 10,225,932 shares and 10,186,716, respectively	10,226	10,187
Additional paid in capital	6,698,060	6,665,349
Accumulated other comprehensive income	1,134,837	1,130,285
Retained earnings	658,120	24,210

Total Stockholders' equity	8,501,243	7,830,031

Total liabilities and Stockholders' equity	$10,460,418	$9,556,196

See accompanying notes to the condensed consolidated financial statements.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended June 30,
	2009	2008

Revenue	$2,347,094	$1,665,170

Cost of sales	1,256,951	970,140

Gross Profit	1,090,143	695,030

Operating expenses:
General & administrative expenses	131,973	129,870
Research & development	3,461	10,175
Depreciation expense	39,398	42,348
Selling expense	17,929	15,575
Total operating expenses	192,761	197,968

Operating income	897,382	497,062

Other Income (expenses):
Interest expense (net of interest income)	(17,892)	(35,077)
Rental income	-	43,000
Total other income (expenses)	(17,892)	7,923

Income before income taxes	879,490	504,985

Income Taxes	245,582	-

Net Income	633,908	504,985

Other Comprehensive item:
Foreign Currency Translation adjustment	4,552	120,906

Comprehensive income	638,460	625,891

Basic and diluted income per share	$0.06	$0.05

Basic and diluted weighted average shares outstanding	10,225,501	9,913,106

See accompanying notes to the condensed consolidated financial statements.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended June 30,
	2009	2008
Cash flows from operating activities
Net income	$633,908	$504,985
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	86,386	86,291
Amortization of stock compensation	12,750	-
Accrued loan interest	17,900	-
Stock issued for services	20,000	17,500
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	(327,681)	-
Inventory	(171,269)	(21,869)
Advances to suppliers	(448,623)	(203,724)
Prepaid expenses	-	(12,280)
Accounts payable	117,039	(269,147)
Accrued expenses and other current liabilities	(95,034)	124,674
Net cash provided by (used in) operating activities	(154,624)	226,430

Cash flows from investing activities
Refundable deposit	-	397,470
Payment made on Aim Smart acquisition	-	(276,000)
Net cash provided by investing activities	-	121,470

Cash flows from financing activities
Proceeds from (repayment of) related party loans	193,638	(133,254)
Net cash provided by (used in) financing activities	193,638	(133,254)

Effect of exchange rate changes on cash and cash equivalents	17	(11,918)

Net increase in cash	39,031	202,728

Cash balance, beginning of the period	50,247	130,630

Cash balance, end of the period	$89,278	$333,358

Supplemental cash flow information
During the quarter, cash was paid for the following:
Income Taxes	$204,745	$-

Noncash investing and financing activities
Payment made by the officer on Aim Smart acquisition	$-	$276,000
Common stock issues for stock-based compensation	$20,000	$17,500

See accompanying notes to the condensed consolidated financial statements.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
NOTES TO CONSENDED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

1.	BASIS OF PRESENTATION

Tongli Pharmaceuticals (USA), Inc., through a wholly-owned subsidiary, Harbin Tianmu Pharmaceuticals Co., Ltd. (“Tianmu Pharmaceuticals”), develops, produces and sells a wide variety of pharmaceuticals and healthcare products in the People’s Republic of China (“PRC” or “China”) that are based on traditional Chinese medicine.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the full years. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes to thereto included in the Company’s 2008 Form 10-K for the year ended March 31, 2009.

The balance sheet as March 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for the complete financial statements.

2.	NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of SFAS 168 is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R) , improves financial reporting by enterprises involved with variable interest entities. SFAS 167 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities , as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Adoption of SFAS 167 is not expected to have a material impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued SFAS 165, Subsequent Events , which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements of SFAS 165 to interim or annual financial periods ending after June 15, 2009. Adoption of SFAS 165 did not have a material impact on the Company’s results of operations or financial position.

3.	GOING CONCERN

The report of the Company’s independent registered public accounting firm on the financial statements for the fiscal year ended March 31, 2009 includes an explanatory paragraph indicating substantial doubt as to the Company’s ability to continue as a going concern.  The Company has taken certain actions designed to improve its financial results and operating cash flows.  The actions include certain cost-saving initiatives and continuous development of new and existing customers.  The Company believes that these actions will enable it to move towards profitability and improve cash flow in its continuing operations through the coming fiscal year.  As of June 30, 2009, the Company’s working capital has been improved to $478,656 and the operating results for the three months ended June 30, 2009 reflect profitability.

4.	INVENTORY

As of June 30, 2009 and March 31, 2009, inventory consists the following:

	As of
	June 30, 2009	March 31, 2009
Raw materials	$70,374	$15,100
Finished goods	119,903	3,916

Total	$190,277	$19,016

5.	PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	As of
	June 30, 2009	March 31, 2009
Building	$7,108,334	$7,105,308
Right to use land	395,275	395,107
Machinery and equipment	1,022,213	1,021,778
Office equipment	16,061	16,057
Vehicle	99,348	99,305
Total	8,641,231	8,637,555
Less: accumulated depreciation and amortization	1,647,823	1,560,809
Total	$6,993,408	$7,076,746

6.	CONTRACT DEPOSIT

Contract deposit represents a payment under a material contract pertaining to a formula for a nutraceutical product.  The Company’s ability to conclude this acquisition and ultimately commercialize this product requires, among other things, additional assistance from the seller and obtaining government approvals.  The Company is now waiting for governmental approval for the formula to be used in production and expects to obtain such approval from the China State Food & Drug Administration within 2009.

7.	DUE TO RELATED PARTIES

Due to related parties consist of the following:

	As of
	June 30, 2009	March 31, 2009
Harbin Tianmu Real Estate Development Co., Ltd. (a)	$(803,872)	$(688,808)
Chairman of the Company (a)	(449,984)	(354,234)
US Hua Sky International Investment LLC. (b)	(20,587)	(20,587)
Total	$(1,274,443)	$(1,063,629)

(a)	These loans bear 7% interest rate per annum and due on demand. Tianmu Pharmaceuticals is the Company’s principal operating subsidiary.

(b)
The Company has a month to month sub-lease arrangement for its New York office with a company owned by its Chairman. This arrangement began on March 31, 2008 and the monthly rental $3,950 is the same as the amounts incurred by the related entity.

8.	STOCKHOLDERS’ EQUITY

On March 16, 2009, the Company issued 100,000 shares of common stock to a consultant. The Company’s contract with this consultant has a term of one year, and the unearned stock compensation will be amortized as expense over one year term from the date of the grant. The amortization of this stock compensation for the quarter ended June 30, 2009 was $12,750.

On April 1, 2009, the Company issued 39,216 shares of common stock to a law firm for legal services rendered and recorded at its fair value of $20,000.

As of June 30, 2009, there were 10,225,932 shares of common stock issued and outstanding and no preferred stock issued and outstanding.

9.	EARNINGS PER SHARE

Earnings (loss) per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period ended June 30, 2009 and 2008. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares have been issued and if the additional common shares were dilutive. There are no common stock equivalents available for dilution purposes as of June 30, 2009 and 2008, respectively. The following demonstrates the calculation for earnings per share for the period ended June 30, 2009 and 2008:

	As of
	June 30, 2009	June 30, 2008
Net income	$633,908	$504,985

Weighted shares outstanding- Basic	10,225,501	9,913,106

Earning per share- Basic	$0.06	$0.05

Earnings per share- Diluted	$0.06	$0.05

10.	TAXES

(a)	Corporation income tax (“CIT”)

The Company has not recorded a provision for U.S federal income tax for the quarter ended June 30, 2009 due to the net operating loss carry forward in the United States which the Company has set up 100% valuation allowance.

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

As of June 30, 2009, the Company had approximately $102,249 and $0 of net operating loss carry-forward for income tax purposes in the United States and China respectively.

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	As of
	June 30, 2009	June 30, 2008
U.S.statutory income tax rate	35.0%	35.0%
Foreign tax rate difference between US and China	(10.0)%	(10.0)%
Effect of tax deduction due to NOL from China	0.0%	(25)%
NOL from U.S with 100% valuation allowance	2.9%	-
Actual consolidated income tax rate	27.9%	0.0%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes, and operating loss carry-forwards.

The components of deferred taxes as of June 30, 2009 and 2008 consist of the following:

	As of
	June 30, 2009	June 30, 2008
Net operating loss carry-forwards	35,787	13,139
Valuation allowance	(35,787)	(13,139)
Net deferred tax asset	-	-

Management believes the deferred tax assets as of June 30, 2009 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net tax asset.

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

(c)	Other taxes

The Company is also subject to 5% of business tax, 7% of City Construction Tax and 4% of Education Fees based on VAT.

11.	COMMITMENTS AND CONTINGENCIES

The Company entered into agreements with three distributors to provide agreed upon amounts of products at pre-agreed pricing.  These agreements expire between June 2008 and March 2011.   In the event a distributor does not purchase a fixed percentage of the agreed upon amounts for three consecutive months, the Company may cancel the agreement.  In addition, one agreement provides, among other things, that the distributor can become the exclusive distributor for a geographical area if certain sales targets are met.  Revenues during the three months ended June 30, 2009 and 2008 were immaterial from these agreements.

Since June 2007, Tianmu Pharmaceuticals has leased a portion of its facility to a pharmaceutical college at a monthly rental of approximately $13,400 (RMB100,000) through September 30, 2008 and $23,300 (RMB160,000) from October 1, 2008 through March 31, 2009.  At March 31, 2008 approximately $102,700 of rents was unpaid due to the school’s limited revenues. At March 31, 2008, the Company recorded a 100% reserve against this receivable. During the year ended March 31, 2009, the company recovered $14,700 unpaid rent from prior period and the balance of the reserve against the rent receivable is approximately $88,000 as of March 31, 2009. As of March 31, 2009, the facility became vacant and available to the Company for future operation. No rental income was generated from the facility during the quarter ended June 30, 2009.

12.	VULNERABILITY DUE TO OPERATIONS IN PRC

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

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Tongli Pharmaceuticals(USA) Inc. for the quarters ended June 30, 2009 and 2008 and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward-looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward-Looking Statements” set forth above.

Company Overview

Tongli Pharmaceuticals (USA), Inc. (the “Company”), formally known as Aim Smart Corporation (“Aim Smart”), was originally formed in the State of Colorado in April 1998 and reorganized as a Delaware corporation in September 2007.  The Company changed its name to Tongli Pharmaceuticals (USA), Inc. on October 30, 2008.  The name change was done to better represent the origin and ongoing business of the Company.

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

American Tony is a holding company incorporated in the State of Delaware.  In February 2007, American Tony acquired, through a wholly-owned subsidiary, Heilongjiang Tongli Technology Co., Ltd. (“TT” or “Tongli Technology”), all of the registered capital of Tianmu Pharmaceuticals, a corporation organized under the laws of the PRC on November 26, 1999.  Almost all of our operation is conducted through Tianmu Pharmaceuticals in the PRC.  Tianmu Pharmaceuticals is engaged in the business of manufacturing and marketing pharmaceuticals and health care products in the PRC, and has been developing pharmaceutical and health care products that incorporate elements of Chinese traditional medicine with elements of western medicine.  Our research and development activities have been carried out at relatively low cost because they have been carried out by our in house research and development team and, in the past, in concert with a number of research institutes and universities, including the Jilin Research Institute of Chinese Traditional Medicine, the Sichuan Research Institute of Chinese Medicine, the Heilongjiang Institute of Chinese Traditional Medicine, the Chemistry Department of Tsinghua University, and the R&D Center of Harbin Medical University.

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

Development and Strategy

In the quarter ended at June 30, 2009, we continued the execution of our product channel expansion strategy that resulted in increased market penetration of our products and expanded revenue growth.  Management plans to continue the emphasis on expanded and enhanced marketing and sales in our 2009 fiscal year and beyond.  Part of this strategy involves increasing and improving our marketing and sales activities to enhance the market leadership of our key leading products and to increase the sales of other products by expanding our sales force, solidifying our distribution network and expanding our market segment coverage, and increasing our marketing and promotional activities.

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

Critical Accounting Policies and Estimates

The consolidated financial information has been prepared in accordance with generally accepted accounting principles in the United States, which requires us to make judgments, estimates and assumptions that affect (1) the reported amounts of our assets and liabilities, (2) the disclosure of our contingent assets and liabilities at the end of each fiscal period and (3) the reported amounts of revenues and expenses during each fiscal period.  We continually evaluate these estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are not readily apparent from other sources.  Since the use of estimates is an integral component of the financial reporting process, the actual results could differ from those estimates.  Some of accounting policies require a higher degree of judgment than others in their application.

When reviewing the financial statements, you should consider (1) the selection of critical accounting policies, (2) the judgment and other uncertainties affecting the application of those policies, and (3) the sensitivity of reported results to changes in conditions and assumptions.  We believe the following accounting policies involve the most significant judgment and estimates used in the preparation of our financial statements.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the full years. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes to thereto included in the Company’s 2008 Form 10-K for the year ended March 31, 2009.

The balance sheet as March 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for the complete financial statements.

Principles of consolidation

The consolidated financial statements include the accounts of the Company, American Tony, TT and Tianmu Pharmaceuticals.  All significant inter-company accounts and transactions have been eliminated.

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

Discussion of Operating Results

The results of our operation for the quarter ended June 30, 2009 compared to the prior comparative periods are as follows:

	For the three months ended
	June 30, 2009	June 30, 2008

Revenues	$2,347,094	$1,665,170
Cost of Sales	1,256,951	970,140
Gross Profit	1,090,143	695,030

Selling, general & administrative expeses	197,761	197,968

Other income (expenses)	(17,892)	7,923

Provision of income taxes	245,582	-

Net income	633,908	504,985

Foreign currency translation adjustments	4,552	120,906

Comprehensive income	$638,460	$625,891

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended March 31, 2009 includes an explanatory paragraph indicating substantial doubt as to the our ability to continue as a going concern. We have taken certain actions and continue to implement changes designed to improve our financial results and operating cash flows. The actions include certain cost-saving initiatives and continuous development of new and existing clients.  We believe that these actions will enable us to move towards profitability and improve cash flow in our continuing operations through the coming year. As of June 30, 2009, our working capital deficiency has been improved to $478,656 and the operating results for the three months ended June 30, 2009 reflect profitability.

Revenues, cost of sales and gross profit

Revenues increased 41% to approximately $2.34 million for the quarter ended June 30, 2009 as compared to approximately $1.66 million for the same period ended June 30, 2008.  The $ 0.68 million increase was mainly attributable to the increase in sales of our product Yufang Anti-Bacterial Mouth Wash supported by our marketing efforts, increasing brand recognition and effective pricing strategy and our distribution to previously unaddressed market.

Cost of sales was approximately $1.26 million for the quarter ended June 30, 2009 as compared to $0.97 million for the quarter ended June 30, 2008. The $0.28 million increase in cost of sales was mainly attributable to the increased sales of our product Yufang Anti-Bacterial Mouth Wash.

Gross profit was approximately $1.09 million for the quarter ended June 30, 2009, as compared to $0.69 million for the quarter ended June 30, 2008, an increase of $0.4 million contributed by our product Yufang Anti-Bacterial Mouth Wash.  The gross profit as a percent of revenues for the three months ended June 30, 2009 increased to 46.4% compared to 41.7% in the same period in 2008.  The decrease in cost of sales as a percentage of revenue was primarily attributable to better management of raw material and more efficient control in labor costs. We expect our gross profit margin will remain in its current level with slight growth in the future.

Operating expenses

Total operating expenses decreased to $197,761 for the quarter ended June 30, 2009 from $197,968 for the quarter ended June 30, 2008.  As a percentage of revenues, operating expenses decreased to 8.4% for the quarter ended June 30, 2009 compared to 11.9% for the quarter ended June 30, 2008. The slight decrease in total operating expenses was due to the decrease in administrative expenses. The changes in operating expenses are summarized below.

Depreciation and amortization expenses amounted to $39,398 as of June 30, 2009, representing a 6.9% decrease from $42,348 as of June 30, 2008. Depreciation expense represented 19.9% and 21.4% of the total operating expenses for the quarter ended June 30, 2009 and 2008, respectively.

	As of
	June 30, 2009	June 30, 2008
General & administrative expenses	$131,973	$129,870
Research & development	3,461	10,175
Depreciation and amortization expenses	39,398	42,348
Selling expenses	17,929	15,575
Total Operating expenses	$197,761	$197,968

Interest expense

Net interest expense was $17,900 for the quarter ended June 30, 2009 compared to $35,077 for the quarter ended June 30, 2008. The decrease of net interest expense for the quarter ended June 30, 2009 was because we have repaid the bank loan as of March 31, 2009 and therefore reduced our interest expenses.

Income taxes

The majority of our net income for the period ended June 30, 2009 was from Tianmu Pharmaceuticals, which conducts substantially all of our operations in the PRC. Our Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The income tax expense of $245,582 for the quarter ended June 30, 2009 was attributed to the income primarily derived from Tianmu Pharmaceuticals.  No provision for income taxes is required as a result of the utilization of net operating loss carry-forwards for the quarter ended June 30, 2008.

We have not recorded a provision for U.S federal income tax for the quarter ended June 30, 2009 due to the net operating loss carry forward in the United States which we have set up 100% valuation allowance.

As of June 30, 2009, we had approximately $102,249 of net operating loss carry-forward for income tax purposes in the United States. As of June 30, 2008, we had approximately $37,541of net operating loss carry-forward for income tax purposes in the United States.

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	As of
	June 30, 2009	June 30, 2008
U.S.statutory income tax rate	35.0%	35.0%
Foreign tax rate difference between US and China	(10.0)%	(10.0)%
Effect of tax deduction due to NOL from China	0.0%	(25)%
NOL from U.S with 100% valuation allowance	2.9%	-
Actual consolidated income tax rate	27.9%	0.0%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes, and operating loss carry-forwards.

The components of deferred taxes as of June 30, 2009 and 2008 consist of the following:

	As of
	June 30, 2009	June 30, 2008
Net operating loss carry-forwards	35,787	13,139
Valuation allowance	(35,787)	(13,139)
Net deferred tax asset	-	-

We believe the deferred tax assets as of June 30, 2009 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net tax asset.

Net income

As a result of the above, the net income for the quarter ended June 30, 2009, was approximately $633,908, an increase of $128,923, as compared to the net income of approximately $504,985 for the quarter ended June 30, 2008. The increase in our net income was primarily due to our increased sales revenues.

Other comprehensive income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (”RMB”).  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Translation adjustments resulting from this process amounted to $4,552 and $120,906 as of June 30, 2009 and 2008, respectively.  The balance sheet amounts with the exception of equity at June 30, 2009 were translated at 6.8307 RMB to 1.00 USD as compared to 6.8591 RMB to 1.00 USD at June 30, 2008. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended June 30, 2009 and 2008 were 6.8300 RMB and 6.9576 RMB, respectively.

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

 The report of our independent registered public accounting firm on the financial statements for the year ended March 31, 2009 includes an explanatory paragraph indicating substantial doubt as to the our ability to continue as a going concern. We have taken certain actions and continue to implement changes designed to improve our financial results and operating cash flows. The actions include certain cost-saving initiatives and continuous development of new and existing clients.  We believe that these actions will enable us to move towards profitability and improve cash flow in our continuing operations through the coming year. As of June 30, 2009, our working capital has been improved to $478,656 and the operating results for the three months ended June 30, 2009 reflect profitability.

Total current assets increased to approximately $2.43 million as of June 30, 2009 from $1.45 million as of ended March 31, 2009.  The primary changes in our current assets during this period were from changes in accounts receivables, inventory and advance to suppliers. The increase of accounts receivables from $395,170 as of March 31, 2009 to the amount of $722,990 as of June 30, 2009 was due to our extended credit to distributors in support of their sales of our products. Our need to have raw materials available when needed causes us to advance cash to suppliers and increase inventory stock during the quarter.  This drain on our cash will remain unless we are able to secure a proprietary source for the volatile herbs that are a large portion of our raw material purchases. The increase of inventory from $19,016 as of March 31, 2009 to $190,277 as of June 30, 2009 was due to the consideration of stocking raw materials to avoid the potential material shortage in the near future and to support the increased production capacity. The increase of advance to suppliers from $986,281 as of March 31, 2009 to $1,435,286 as of June 30, 2009 was attributed to our financial support to strengthen the relationship with our raw material suppliers.

Total current liabilities as of June 30, 2009 totaled $1.95 million as compared to $1.72 million at March 31, 2009. The increase in current liabilities was primarily due to increase our accounts payable and related party borrowings. Balance sheet as of June 30, 2009 reflects a balance due to related parties of $1,274,443 which was a working capital advances made to us by the president as well as companies owned by our president. The increase of related party loans by the amount of $0.20 million as compared to that of March 31, 2009 was primarily due to cash demand generated by new product development and acquisitions. These advances are interest bearing and are due on demand.

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

Discussion of Cash Flow

Comparison of cash flows results for the quarters ended June 30, 2009 and 2008 respectively is summarized as follows:

	As of June 30
	2009	2008
Cash flow from operating activities	$(154,624)	$226,430
Cash flow from investing activities	$-	$121,470
Cash flow from financing activities	$193,638	$(133,254)

Operating activities

Cash used in operating activities during the quarter ended June 30, 2009 amounted to $154,624, which consists of our net income of $633,908 ,adds back noncash adjustments of $137,036 and offset by net changes in operating assets and liabilities due to expanded operating activities, including increase in accounts receivables in the amount of $327,681, increase in inventory of $171,269, increase in advance to suppliers in the amount of $448,623 to stimulate sales and maintain good relationship with the suppliers, as well as an increase in accrued liabilities in the amount of $95,034, offset by a decrease in accounts payable of $117,039.  Cash used in operating activities in the quarter ended June 30, 2008 amounted to $226,430, which consist of our net income of $504,985 increased by noncash adjustments of $103,791 and net changes in operating assets and liabilities, primarily including increase of advance of $203,724 to suppliers to maintain good relationship with the suppliers, an increase in accounts payable in the amount of $269,147 and offset by decrease in other accrued liabilities in the amount of $124,674. Cash flows from operations during the quarter ended June 30, 2009 decreased by $381,054 or 168.2% compared to the same period of 2008.  The decrease in cash provided by operations as of June 30, 2009 was mainly attributable to an increase in current assets which reduced our cash.

Investing activities

Cash used in investing activities amounted to $0 in the quarter ended June 30, 2009.  Cash used in investing activities amounted to $121,470 for the quarter ended June 30, 2008, which consists of payment made on Aim Smart acquisition in the amount of $276,000 and a refundable deposit in the amount of $397,470.  Cash used in investing activities for the quarter ended June 30, 2009 decreased by $121,470 or 100% compared to the same period in 2008.

Financing activities

Cash provided by financing activities amounted to $193,638 for the quarter ended June 30, 2009, which represent the proceeds from related party advances. Cash used in financing activities amounted to $133,254 for the quarter ended June 30, 2008, which was repayment for related party loan. Cash provided by financing activities increased by $326,892 or 245% compared to the same period in 2008.

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

Issuance of Common Stock

On March 16, 2009, we issued 100,000 shares of common stock to a consultant. Our contract with this consultant has a term of one year, and the unearned stock compensation will be amortized as expense over one year term from the date of the grant. The amortization of this stock compensation for the quarter ended June 30, 2009 was $12,750.

On April 1, 2009, we issued 39,216 shares of common stock to a law firm for services rendered and recorded at its fair value of $20,000.

As of June 30, 2009, there were 10,225,932 shares of common stock issued and outstanding and no preferred stock issued and outstanding.

Inflation

Inflation has not had a material impact on our business and we do not expect inflation to have a material impact on our business in the near future.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, the Company is not required to provide this information.

Item 4T.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods.  In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties.  Accordingly, based on their evaluation of our disclosure controls and procedures as of June 30, 2009, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2009 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of June 30, 2009, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Intergrated Framework as a basis for our assessment.

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

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of June 30, 2009.

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

This Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item  was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item  in this Report.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS

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

Item 1A.  RISK FACTORS

As a “smaller reporting company” the Company is not required to provide information required by this Item.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6.  EXHIBITS

Item Number	Description
(31)	Section 302 Certification
31.1*	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
(32)	Section 906 Certification
32.1*	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2*	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2009
/s/ Mingli Yao
Mingli Yao
Chief Executive Officer and Chairman

/s/ Li Li
Li Li
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.