Form 10-Q
period 2009-09-30
Tongli Pharmaceuticals (USA), Inc.
filed 2009-11-16
CIK 1052284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ending September 30, 2009

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________ to ________.

Commission file number 000-52954

Tongli Pharmaceuticals (USA), Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1090791
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

136-17 Maple Avenue, 11H Flushing, NY	11355
(Address of Principal Executive Offices)	(Zip Code)

718-321-8380
(Registrant’s Telephone Number, Including Area Code)

136-14 Apt. 6D, Northern Blvd., Flushing, New York, NY 11354
(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒.

As of November 13, 2009, there were 10,225,932 outstanding shares of common stock of the registrant, par value $.001 per share.

TABLE OF CONTENTS

Cautionary Note On Forward Looking Statements		-i-

Part I	Financial Information

Item 1.	Unaudited Condensed Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and March 31, 2009	1
	Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited) for the three months ended September 30, 2009 and 2008 and the six months ended September 30, 2009 and 2008	2
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended September 31, 2009 and 2008	3
	Notes to Unaudited Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4T.	Controls and Procedures	20

Part II	Other Information	22

Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 6.	Exhibits	22

	Signatures

Unless otherwise provided in this Quarterly Report on Form 10-Q, the terms “the Company,” “the Registrant,” “Tongli,” “we,” “us,” and “our” refer to Tongli Pharmaceuticals (USA), Inc. and its consolidated subsidiaries.

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward looking statements.  In some cases, you can identify forward looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology.  Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management’s opinions only as of the date thereof. In evaluating such forward looking statements, readers should carefully review the discussion of risks and uncertainties in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K as well as in other filings with the Securities and Exchange Commission including, without limitation, unforeseen changes in the course of research and development activities; possible changes in cost and timing of development and testing, capital structure, and other financial items; changes in approaches to medical treatment; introduction of new products by others; possible acquisitions of other technologies, assets or businesses; and possible actions by customers, suppliers, competitors and regulatory authorities.  Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

The discussion of risks and uncertainties set forth in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K as well as in other filings with the SEC, is not necessarily a complete or exhaustive list of all risks facing the Company at any particular point in time.  We operate in the People's Republic of China in a highly competitive, highly regulated and rapidly changing environment.  Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward looking statement.  We disclaim any obligation to revise or update any forward looking statement that may be made from time to time by us or on our behalf.

-i-

PART I

Item 1.           Financial Statements

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	March 31,
	2009	2009
	(Unaudited)
ASSETS

Current Assets:
Cash	218,190	50,247
Accounts Receivable	536,308	395,170
Inventory	260,981	19,016
Advance to Suppliers	1,436,129	986,281
Total Current Assets	2,451,608	1,450,714

Property and Equipment, Net	6,913,234	7,076,746
Contract Deposit	1,029,837	1,028,736

Total Assets	10,394,679	9,556,196

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	293,352	119,643
Due to Related Parties	1,382,735	1,063,629
Accrued Expenses and Other Current Liabilities	209,343	542,892
Total Current Liabilities	1,885,430	1,726,164

Stockholders’ Equity
Preferred stock, $0.001 par value,
Authorized 1,000,000 shares; none issued	-	-
Common stock, $0.001 par value,
Authorized 200,000,000 shares
Issued and outstanding - 10,225,932 shares and 10,186,716, respectively	10,226	10,187
Additional paid in capital	6,710,810	6,665,349
Accumulated other comprehensive income	1,140,923	1,130,285
Retained earnings	647,290	24,210

Total Stockholders’ Equity	8,509,249	7,830,031

Total Liabilities and Stockholders’ Equity	$10,394,679	$9,556,196

See accompanying notes to the condensed consolidated financial statements.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three months ended September 30,		For the six months ended September 30,
	2009	2008	2009	2008

Revenue	$546,281	$1,645,540	$2,893,375	$3,310,710

Cost of Sales	333,821	926,819	1,590,772	1,896,959

Gross Profit	212,460	718,721	1,302,603	1,413,751

Operating Expenses:
General & Administrative Expenses	123,388	164,551	255,361	304,596
Research & Development	-	10,175	3,461	10,175
Depreciation Expense	37,223	42,807	76,621	85,155
Selling Expense	9,928	20,613	27,857	36,188
Total Operating Expenses	170,539	238,146	363,300	436,114

Operating Income	41,921	480,575	939,303	977,637

Other Income (Expenses):
Interest Expense (net of interest income)	(23,894)	(51,839)	(41,786)	(86,916)
Rental Income	-	58,300	-	101,300
Total Other Income (Expenses)	(23,894)	6,461	(41,786)	14,384

Income before Income Taxes	18,027	487,036	897,517	992,021

Income Taxes	28,856	-	274,438	-

Net Income (Loss)	(10,829)	487,036	623,079	992,021

Other Comprehensive Item:
Foreign Currency Translation Adjustment	6,086	7,763	10,638	153,881

Comprehensive Income (Loss)	(4,743)	494,799	633,717	1,145,902

Basic and Diluted Income (Loss) per Share	$0.00	$0.05	$0.09	$0.10

Basic and Diluted Weighted Average Shares Outstanding	10,225,932	10,033,216	10,225,718	10,033,216

See accompanying notes to the condensed consolidated financial statements.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended September 30,
	2009	2008
Cash Flows From Operating Activities
Net Income	$623,079	$992,021
Adjustments to Reconcile Net Income to Net Cash Provided by (used in)
Operating Activities:
Depreciation and Amortization	170,968	171,452
Bad Debt		13,354
Amortization of Stock Compensation	25,500	-
Accrued Interest- Related Party	41,801	-
Stock Issued for Services	20,000	17,500
Changes in Operating Assets and Liabilities:
Accounts Receivable	(140,631)	(23,659)
Inventory	(241,798)	(22,879)
Advances to Suppliers	(448,521)	(221,572)
Prepaid Expenses	-	(22,023)
Accounts Payable	173,477	(246,175)
Accrued Expenses and other Current Liabilities	(333,771)	188,350
Net Cash Provided by (used in) Operating Activities	(109,896)	846,369

Cash flows from investing activities
Acquisition of property and equipment		(661)
Refundable deposit related to terminated acquisitions	-	394,667
Contract deposit		(1,025,514)
Payment made on Aim Smart acquisition	-	(276,000)
Net cash used in investing activities	-	(907,508)

Cash Flows From Financing Activities
Payment of Bank Loans, net		(7,899)
Proceeds from Related Party Loans	277,705	64,622
Net Cash Provided by Financing Activities	277,705	56,723

Effect of Exchange Rate Changes on Cash and Cash Equivalents	134	1,174

Net Increase (Decrease) in Cash	167,943	(3,242)

Cash Balance, beginning of the period	50,247	130,630

Cash Balance, end of the period	$218,190	$127,388

Supplemental Cash Flow Information
During the period, cash was paid for the following:
Income Taxes	$450,460	$-
Interest Paid	$-	$71,916

Noncash Investing and Financing Activities
Reduction of related party debt in connection with terminated construction project	$-	$588,886
Payment made by the officer on Aim Smart acquisition	$-	$249,000

See accompanying notes to the condensed consolidated financial statements.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
NOTES TO CONSENDED CONSOLIDATED FINANCIAL STATEMENTS

1	BASIS OF PRESENTATION

Tongli Pharmaceuticals (USA), Inc., through a wholly-owned subsidiary, Harbin Tianmu Pharmaceuticals Co., Ltd. (“Tianmu Pharmaceuticals”), develops, produces and sells a wide variety of pharmaceuticals and healthcare products in the People’s Republic of China (“PRC” or “China”) that are based on traditional Chinese medicine (“TCM”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended September 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the full years. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

The balance sheet as of March 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for the complete financial statements.

The Company has evaluated events after the date of these financial statements through November 4, 2009, the date that these financial statements were issued.  There were no material subsequent events as of that date.

2	NEW ACCOUNTING PRONOUNCEMENTS

In August 2009, the FASB updated the accounting standards to provide additional guidance on estimating the fair value of a liability in a hypothetical transaction where the liability is transferred to a market participant. The standard is effective for the first reporting period, including interim periods, beginning after the issuance. The Company does not expect the adoption to have a material effect on its consolidated results of operations and financial condition.

In June 2009, FASB established Accounting Standards Codification TM (“ASC”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with the GAAP. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the new guidance for the quarter ended September 30, 2009, which changed the way we reference accounting standards in our disclosures. Adoption of the Codification is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2009, FASB updated the accounting standards related to the consolidation of variable interest entities (“VIEs”). The standard amends current consolidation guidance and requires additional disclosures about an enterprise’s involvement in VIEs. The standard shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the adoption to have a material impact on the Company’s results of operations or financial position.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
NOTES TO CONSENDED CONSOLIDATED FINANCIAL STATEMENTS

In May 2009, FASB issued new guidance establishing general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, or subsequent events. An entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company does not expect the adoption to have a material impact on the Company’s results of operations or financial position.

3	GOING CONCERN

The report of our independent registered public accounting firm on the financial statements for the fiscal year ended March 31, 2009 includes an explanatory paragraph indicating substantial doubt as to the Company’s ability to continue as a going concern. The Company has taken certain actions and continues to implement changes designed to improve its financial results and operating cash flows. The actions include certain cost-saving initiatives and continuous development of new and existing clients.  The Company believes that these actions will enable it to move towards profitability and improve cash flow in its continuing operations through the coming year. As of September 30, 2009, the Company’s working capital has improved to $566,178.

4	INVENTORY

As of September 30, 2009 and March 31, 2009, inventory consists of the following:

	September 30, 2009	March 31, 2009
Raw materials	$55,019	$15,100
Finished goods	205,962	3,916

Total	$260,981	$19,016

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
NOTES TO CONSENDED CONSOLIDATED FINANCIAL STATEMENTS

5	PROPERTY AND EQUIPMENT

A summary of property and equipment as of September 30, 2009 and March 31, 2009 is as follows:

	September 30, 2009	March 31, 2009
Building	$7,112,874	$7,105,308
Right to use land	395,527	395,107
Machinery and equipment	1,022,866	1,021,778
Office equipment	16,065	16,057
Vehicle	99,411	99,305
Total	8,646,743	8,637,555
Less: accumulated depreciation and amortization	1,733,509	1,560,809
Total	$6,913,234	$7,076,746

6	CONTRACT DEPOSIT

Contract deposit represents a payment under a material contract by which the Company intends to purchase a formula for a nutraceutical product. The Company’s ability to conclude this purchase and ultimately commercialize this product requires, among other things, additional assistance from the seller and obtaining government approvals. The Company is now still waiting for governmental approval for the formula to be used in production of Calcium supplements and is expected to obtain such approval from the China State Food & Drug Administration (“SFDA”) by the end of 2009.

7	DUE TO RELATED PARTIES

Amounts due to related parties consist of the following:
	September 30, 2009	March 31, 2009
Harbin Tianmu Real Estate Development Co., Ltd. (a)	$(1,014,348)	$(688,808)
Chairman of the Company (a)	(347,800)	(354,234)
US Hua Sky International Investment LLC. (b)	(20,587)	(20,587)
Total	$(1,382,735)	$(1,063,629)

(a)	These loans bear 7% interest rate per annum and are due on demand.

(b)
The Company had a month to month sub-lease arrangement for its New York office with a company owned by its Chairman. This arrangement began on March 31, 2008 and the monthly rental was $3,950 which was the same as the amount incurred by the related entity. This arrangement ended on March 31, 2009. Started on April 1, 2009, a new lease agreement with a monthly rental of $1,950 under the name of the chairman has been arranged for the Company’s New York office.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
NOTES TO CONSENDED CONSOLIDATED FINANCIAL STATEMENTS

8	STOCKHOLDERS’ EQUITY

On March 16, 2009, the Company issued 100,000 shares of common stock to a consultant. The Company’s contract with this consultant has a term of one year, and the unearned stock compensation will be amortized as expense over one year term from the date of the grant. The amortization of this stock compensation for the three and six months ended September 30, 2009 were $25,500 and $12,750, respectively.

On April 1, 2009, the Company issued 39,216 shares of common stock to a law firm for legal services rendered and recorded at its fair value of $20,000. As of September 30, 2009, there were 10,225,932 shares of common stock issued and outstanding and no preferred stock issued and outstanding.

9	EARNINGS PER SHARE

Earnings (loss) per share are computed by dividing income available to stockholders of our common stock by the weighted-average number of shares of common stock outstanding for the three and six months ended September 30, 2009 and 2008. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock have been issued and if the additional shares of common stock were dilutive. There are no common stock equivalents available for dilution purposes as of September 30, 2009 and 2008, respectively. The following demonstrates the calculation for earnings per share for the three and six months ended September 30, 2009 and 2008:

	Six Months Ended
	September 30, 2009	September 30, 2008
Net income	$623,079	$992,021

Weighted shares outstanding- basic and diluted	10,225,718	10,033,216

Earning per share- basic and diluted	$0.09	$0.10

	Three Months Ended
	September 30, 2009	September 30, 2008
Net income (loss)	$(10,829)	$487,036

Weighted shares outstanding- basic and diluted	10,225,932	10,033,216

Earning per share- basic and diluted	$-	$0.05

10	TAXES

(a)	Corporation income tax (“CIT”)

The Company has not recorded a provision for U.S federal income tax for the three months and six months ended September 30, 2009 due to the net operating loss carry-forward in the United States which the Company has set up a 100% valuation allowance.

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

As of September 30, 2009, the Company had approximately $850,000 and $0 of net operating loss carry-forward for income tax purposes in the United States and China respectively.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
NOTES TO CONSENDED CONSOLIDATED FINANCIAL STATEMENTS

10	TAXES (Continued)

For the six months ended September 30, 2009 and 2008 respectively, a reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	As of
	September 30, 2009	September 30, 2008
U.S.statutory income tax rate	35.0%	35.0%
Foreign tax rate difference between US and China	(10.0%)	(10.0%)
Effect of tax deduction due to NOL from China	0.0%	(25%)
NOL from U.S. with 100% valuation allowance	5.5%	-
Actual consolidated income tax rate	30.5%	0.0%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes, and operating loss carry-forwards.

The components of deferred taxes as of September 30, 2009 and March 31, 2009 consist of the following:

	As of
	September 30, 2009	March 31, 2009
Net operating loss carry-forwards in the United States	297,332	208,732
Valuation allowance	(297,332)	(208,732)
Net deferred tax asset	-	-

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

(3) Other taxes

The Company is also subject to 5% Business Tax, 7% City Construction Tax and 4% Education Fees based on VAT.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
NOTES TO CONSENDED CONSOLIDATED FINANCIAL STATEMENTS

11	COMMITMENTS AND CONTINGENCIES

The Company entered into agreements with three distributors to provide agreed upon amounts of products at pre-agreed pricing.  These agreements expire in March 2010. In the event a distributor does not purchase a fixed percentage of the agreed upon amounts for three consecutive months, the Company may terminate the agreement.  In addition, one agreement provides, among other things, that the distributor can become the exclusive distributor for a geographical area if certain sales targets are met. Revenues for the six months ended September 30, 2009 and 2008 were immaterial from these agreements.

Tianmu Pharmaceuticals leased a portion of its facility to a pharmaceutical college at a monthly rental of approximately $13,400 (RMB100, 000) from June 2007 through September 30, 2008 and $23,300 (RMB160, 000) from October 1, 2008 through March 31, 2009.  On March 31, 2008 approximately $102,700 of rents was unpaid due to the school’s limited revenues. On March 31, 2008, the Company recorded a 100% reserve against this receivable. During the fiscal year ended March 31, 2009, the Company recovered $14,700 unpaid rent from prior period and the balance of the reserve against the rent receivable was approximately $88,000 as of March 31, 2009. Since March 31, 2009, the facility became vacant and available to the Company for future operations. As the today of this Quarterly Report on Form 10-Q, the outstanding rent has been paid off. No rental income was generated from the facility for the three months and six months ended September 30, 2009, respectively.

12	VULNERABILITY DUE TO OPERATIONS IN PRC

The Company’s operations may be adversely affected by significant political, economic and social uncertainties in the PRC.  Although the PRC government has been pursuing economic reform policies for more than thirty years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC’s political, economic and social conditions.  There is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent or effective.

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

The Company’s business depends on maintaining licenses of its current products from SFDA.  Obtaining licenses for additional products can be expensive and is usually time consuming.  Failure to obtain the required licenses can cause the Company’s business plan to be delayed.  If the delays prevent the Company from generating positive cash flows or introducing a significant number of products, there will be a material adverse effect on the Company.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Tongli Pharmaceuticals(USA) Inc. for the three months ended September 30, 2009 and 2008 and six months ended September 30, 2009 and 2008, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth above.

COMPANY OVERVIEW

Tongli Pharmaceuticals (USA), Inc. ( the “Company”), formally known as Aim Smart Corporation (“Aim Smart”), was originally formed in the State of Colorado in April 1998 and reorganized as a Delaware corporation in September 2007.

On July 29, 2008, Aim Smart acquired all of the outstanding capital stock of American Tony Pharmaceutical, Inc., a Delaware corporation (“American Tony”), by issuing 9,700,000 shares of its common stock, representing 96.7% of the outstanding shares of Aim Smart, to the shareholders of American Tony. American Tony paid $525,000 for its controlling interest in Aim Smart and this interest was acquired solely to effectuate the reverse merger and was paid for with $276,000 of the Company’s own funds and a $249,000 loan from its Chairman.

The acquisition has been accounted for as a reverse merger under the purchase method of accounting since there was a change of control. Accordingly, American Tony is treated as the continuing entity for accounting purposes, whereas the entity formally known as Aim Smart is the legal surviving entity.

Subsequent to the reverse merger, Aim Smart changed its name to American Tony Pharmaceuticals, Inc. on September 23, 2008, and then changed its name to Tongli Pharmaceuticals (USA), Inc. on October 30, 2008.

American Tony is a holding company incorporated in the State of Delaware. In February 2007, American Tony acquired, through a wholly-owned subsidiary, Heilongjiang Tongli Technology Co., Ltd. (“TT”), all of the registered capital of Harbin Tianmu Pharmaceuticals Co., Ltd. (“HTP”), a corporation organized under the laws of the PRC on November 26, 1999. HTP is engaged in developing, manufacturing and marketing pharmaceutical and health care products that incorporate elements of Chinese Traditional Medicine with elements of western medicine. Our research and development activities have been carried out at relatively low cost because they have been carried out by our in house research and development team and, in the past, in concert with a number of research institutes and universities, including the Jilin Research Institute of Chinese Traditional Medicine, the Sichuan Research Institute of Chinese Medicine, the Heilongjiang Institute of Chinese Traditional Medicine, the Chemistry Department of Tsinghua University, and the R&D Center of Harbin Medical University.

In 2005, HTP obtained the GMP certificate (Good Manufacturing Practices for Pharmaceutical Products), and Drug Register License and Drug Production Certificate from the SFDA for its 10 products.  The Company’s main products include cholesterol reduction pill, mouthwash, anti-inflammatory tablet and calcium supplement. These products are sold through distributors or directly to customers; no service is required of the Company after sales are made. The Company’s primary customers are drug stores and hospitals located in China.

GOING CONCERN

The report of our independent registered public accounting firm on the financial statements for the year ended March 31, 2009 includes an explanatory paragraph indicating substantial doubt as to the our ability to continue as a going concern. We have taken certain actions and continue to implement changes designed to improve our financial results and operating cash flows. The actions include certain cost-saving initiatives and continuous development of new and existing clients.  We believe that these actions will enable us to move towards profitability and improve cash flows in our continuing operations through the coming year. As of September 30, 2009, our working capital has improved to $566,178.

DEVELOPMENT AND STRATEGY

For the three months ended September 30, 2009, our operating results were not as good as expected. Our sales revenue decreased due to the general slowdown of the economy growth in China as well as the seasonal production suspension and our factory facility maintenance arranged in August 2009. The uncertainties of the Health Care Reforms in China also have affected the confidence of many of our regional distributors. As a result, these distributors have cut their orders with our company within this quarter ended September 30, 2009.  Accordingly, as production and sales promotion as well as advertising campaign activities were reduced, sales of major products went down during the three months ended September 30, 2009. The combined results for the six months ended September 30, 2009 still reflected profitability, but management does not know whether this trend will continue. In order to achieve a better operating performance for the remainder of this fiscal year and beyond, we will endeavor to continue the execution of our product channel expansion strategy which we believe may result in increased market penetration of our products and expanded revenue growth.  Management also plans to emphasize expanded and enhanced marketing and sales for the remainder of this fiscal year and beyond. Part of this strategy involves increasing and improving marketing and sales activities to enhance the market position of our key products and to increase the sales of other products by expanding our sales force, solidifying our distribution network and expanding market segment coverage, and increasing marketing and promotional activities. Management also plans to selectively pursue strategic acquisition opportunities to further consolidate our resources and expand our market coverage.  We believe that such initiatives will provide effective means to broaden our product lines, expand our market coverage and complement our research and development capabilities. As of the date of this report the company is not negotiating with anyone regarding the potential acquisition.

Management believes that our emphasis on further commercializing and broadening our product lines, and enhanced sales and marketing efforts will yield increases in revenue for the remainder of this fiscal year and beyond.

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

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended September 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the full years. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes to thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

The balance sheet as of March 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for the complete financial statements.

Principles of consolidation

The consolidated financial statements include the accounts of Tongli, American Tony, TT and HTP.  All significant inter-company accounts and transactions have been eliminated.

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

DISCUSSION OF OPERATING RESULTS

The results of our operation for the three and six months ended September 30, 2009 compared to the prior comparative periods are as follows:

Three Months Ended September 30, 2009 compared to Three Months Ended September 30, 2008

The results of our operation for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 are as follows:

	For the three months ended
	September 30, 2009	September 30, 2008

Revenues	$546,281	$1,645,540
Cost of Sales	333,821	926,819
Gross Profit	212,460	718,721

Selling, general & administrative expeses	170,539	238,146

Other income (expenses)	(23,894)	6,461

Provision of income taxes	28,856	-

Net income (loss)	(10,829)	487,036

Foreign currency translation adjustments	6,087	7,763

Comprehensive income (loss)	$(4,743)	$494,799

Revenues, cost of sales and gross profit

Revenues decreased 66.8% to approximately $0.54 million for the three months ended September 30, 2009 as compared to approximately $1.64 million for the same period ended September 30, 2008.  The $1.09 million decrease was mainly attributable to the general slowdown of the economy in China as well as the seasonal production suspension and our factory facility maintenance in August 2009. The uncertainties of the Health Care Reforms in China, which are designed to improve health-care infrastructure and coverage for an aging population and 800 million rural residents as well as to spur domestic consumption to offset the effect of dwindling exports, also have affected the confidence of many of our regional distributors. As a result, these distributors have cut their orders with our company during the quarter ended September 30, 2009.  Accordingly, as production and sales promotion as well as advertising campaign activities were reduced, sales of our major products went down in the three months ended   September 30, 2009.  Management expects that our emphasis on broadening our product pipeline coupled with our continued sales channel expansions, along with our enhanced sales and marketing efforts, will yield increases in revenue for the remainder of this fiscal year and beyond.

Cost of sales was approximately $0.33 million for the three months ended September 30, 2009 as compared to $0.92 million for the same period ended September 30, 2008. The $0.59 million decrease in cost of sales was mainly attributable to the decreased sales of our products in the three months ended September 30, 2009.

Gross profit was $212,460 for the three months ended September 30, 2009, as compared to $718,721 for the three months ended September 30, 2008, a decrease of $0.5 million due to decreased sales in the quarter ended September 30, 2009.  The gross profit as a percent of revenues for the three months ended September 30, 2009 decreased to 38.89% compared to 43.67% in the same period in 2008.  The decrease in cost of sales as a percentage of revenue was primarily attributed to reduced usage of factory overhead due to production suspension and facility maintenance in the quarter ended September 30, 2009, somewhat offset by a better management of  raw material and more efficient control in labor costs.

Operating expenses

Total operating expenses decreased to $170,539 for the three months ended September 30, 2009 from $238,146 for the three months ended September 30, 2008.  As a percentage of revenues, operating expenses increased to 31.22% for the three months ended September 30, 2009 compared to 14.47% for the three months ended September 30, 2008. The decrease in total operating expenses was attributed to the production suspension and facility maintenance arranged in August 2009 which reduced general administration, selling and research and development activities and related expenses. The changes in operating expenses are summarized below.

	For the three months ended
	September 30, 2009	September 30, 2008
General & administrative expenses	$123,388	$164,551
Research & development	-	10,175
Depreciation and amortization expenses	37,223	42,807
Selling expenses	9,928	20,613
Total Operating expenses	$170,539	$238,146

Interest expense

Net interest expense was $23,894 for the three months ended September 30, 2009 compared to $51,839 for the three months ended September 30, 2008. The decrease of $27,945 in net interest expense for the three months ended September 30, 2009 as compared to the same period in 2008 was due to the repayment of all the bank loans as of March 31, 2009. The only interest expense relates to the loans from related parties.

Income taxes

The majority of our net income for the three months ended September 30, 2009 was from HTP, which conducts substantially all of our operation in the PRC. Our Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The income tax expense of $28,856 for the three months ended September 30, 2009 was attributed to the income primarily derived from HTP. No provision for income taxes is required as a result of the utilization of net operating loss carry-forwards for the three months ended September 30, 2008.

Net income

As a result of the above factors, we reported a net loss of $10,829 for the three months ended September 30, 2009, a decrease of $497,865, as compared to a net income of $487,036 for the three months ended September 30, 2008. The decrease in our net income was primarily due to our decreased sales revenues for the quarter ended September 30, 2009.

Other comprehensive income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (“RMB”).   RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is intended to imply that the Renminbi amounts could have been, or could be, converted, realized or settled into U.S. dollars at that rate on September 30, 2009, or at any other date.

Translation adjustments resulting from this process amounted to $6,086 and $7,763 for the three months ended September 30, 2009 and 2008, respectively.  The balance sheet amounts with the exception of equity at September 30, 2009 were translated at 6.8263 RMB to 1.00 USD as compared to 6.7899 RMB to 1.00 USD at September 30, 2008. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the three months ended September 30, 2009 and 2008 were 6.8309 RMB and 6.8377 RMB, respectively.

Six Months Ended September 30, 2009 compared to Six Months Ended September 30, 2008

The results of our operation for the six months ended September 30, 2009 compared to the six months ended September 30, 2008 are as follows:

	For the six months ended
	September 30, 2009	September 30, 2008

Revenues	$2,893,375	$3,310,710
Cost of Sales	1,590,772	1,896,959
Gross Profit	1,302,603	1,413,751

Selling, general & administrative expeses	363,300	436,114

Other income (expenses)	(41,786)	14,384

Provision of income taxes	274,438	-

Net income	623,079	992,021

Foreign currency translation adjustments	10,638	153,881

Comprehensive income	$633,717	$1,145,902

Revenues, cost of sales and gross profit

Revenues decreased 12.60% to approximately $2.89 million for the six months ended September 30, 2009 as compared to approximately $3.31 million for the same period ended September 30, 2008.  The $ 0.41 million decrease was mainly attributable to the general slowdown of the economy in China as well as the seasonal production suspension and our factory facility maintenance arranged in August 2009.  The uncertainties of the Health Care Reforms in China, which are designed to improve to health-care infrastructure and coverage for an aging population and 800 million rural residents as well as to spur domestic consumption to offset the effect of dwindling exports, also have affected the confidence of many of our regional distributors. As a result, these distributors have cut their orders with our company during the second quarter ended September 30, 2009.  Accordingly, as production and sales promotion as well as advertising campaign activities were reduced, sales of major products went down in the second quarter ended September 30, 2009.  Management expects that our emphasis on broadening our product pipeline coupled with our continued sales channel expansions, along with our enhanced sales and marketing efforts, will yield increases in our revenue for the remainder of this fiscal year and beyond.

Cost of sales was approximately $1.59 million for the six months ended September 30, 2009 as compared to $1.89 million for the same period ended September 30, 2008. The $0.30 million decrease in cost of sales was mainly attributable to the decreased sales of our product in the three months period ended September 30, 2009.

Gross profit was approximately $1.30 million for the six months ended September 30, 2009, as compared to $1.41 million for the six months ended September 30, 2008, a decrease of $0.11 million due to decreased sales in the second quarter ended September 30, 2009.  The gross profit as a percent of revenues for the six months ended September 30, 2009 increased to 45.02% compared to 42.70% in the same period in 2008.  The decrease in cost of sales as a percentage of revenue was primarily attributed to reduced use of factory overhead due to facility maintenance during the downtime, better management of raw material and more efficient control in labor costs. We expect our gross profit margin will recover to its normal level with slight growth in the future if does increase.

Operating expenses

Total operating expenses decreased to $363,300 for the six months ended September 30, 2009 from $436,114 for the six months ended September 30, 2008.  As a percentage of revenues, operating expenses decreased to 12.56% for the six months ended September 30, 2009 compared to 13.17% for the six months ended September 30, 2008. The decrease in total operating expenses was because the production suspension and facility maintenance arranged in August 2009 reduced general administration, selling and research and development activities and related expenses. However, in terms of operating expense as a percentage of revenues, relatively high operating expenses for the six months ended September 30, 2009 were disproportionate to the sliding sales revenue. This is because some fixed expenses such as depreciation and general administration expenses were unavoidable, even if the production and sales activities reduced during the summer season when production facilities were under maintenance. The changes in operating expenses are summarized below.

	For the six months ended
	September 30, 2009	September 30, 2008
General & administrative expenses	$255,361	$304,596
Research & development	3,461	10,175
Depreciation and amortization expenses	76,621	85,155
Selling expenses	27,857	36,188
Total Operating expenses	$363,300	$436,114

Interest expense

Net interest expense was $41,786 for the six months ended September 30, 2009 compared to $86,916 for the six months ended September 30, 2008. The decrease of net interest expense for the six months ended September 30, 2009 was due to the repayment of all the bank loans as of March 31, 2009. The only interest expenses relates tothe loans from related parties.

Income taxes

The majority of our net income for the six months ended September 30, 2009 was from Harbin Tianmu Pharmaceuticals, which conducts substantially all of our operations in the PRC. Our Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The income tax expense of $274,438 for the six months ended September 30, 2009 was attributed to the income primarily derived from HTP. No provision for income taxes is required as a result of the utilization of net operating loss carry-forwards for the six months ended September 30, 2008.

We have not recorded a provision for U.S federal income tax for the six months ended September 30, 2009 due to the net operating loss carry forward in the United States which we have set up a 100% valuation allowance.

Net income

As a result of the above factors, we reported a net income of $623,079 for the six months ended September 30, 2009, a decrease of $368,942, as compared to a net income of $992,021 for the six months ended September 30, 2008. The decrease in our net income was primarily due to our decreased sales revenues for the second quarter ended September 30, 2009.

Other comprehensive income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (“RMB”).  RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is intended to imply that the Renminbi amounts could have been, or could be, converted, realized or settled into U.S. dollars at that rate on September 30, 2009, or at any other date.

Translation adjustments resulting from this process amounted to $10,638 and $153,881 as of September 30, 2009 and 2008, respectively.  The balance sheet amounts with the exception of equity at September 30, 2009 were translated at 6.8263 RMB to 1.00 USD as compared to 6.7899 RMB to 1.00 USD at September 30, 2008. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended September 30, 2009 and 2008 were 6.8304 RMB and 6.8972 RMB, respectively.

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

The report of our independent registered public accounting firm on the financial statements for the year ended March 31, 2009 includes an explanatory paragraph indicating substantial doubt as to the our ability to continue as a going concern. We have taken certain actions and continue to implement changes designed to improve our financial results and operating cash flows. The actions include certain cost-saving initiatives and continuous development of new and existing clients.  We believe that these actions will enable us to move towards profitability and improve cash flows in our operations through the coming year. As of September 30, 2009, our working capital has improved to $566,178 and the operating results for the six months ended September 30, 2009 reflect profitability.

Total current assets increased to approximately $2.45 million as of September 30, 2009 from $1.45 million as of March 31, 2009.  The primary changes in our current assets during this period were in cash, accounts receivables, inventory and advance to suppliers. The increase of cash and cash equivalent from $50,247 as of March 31, 2009 to $218,190 as of September 30, 2009 was due to production activities reduced in the summer season due to facility maintenance which lowered the amount of cash used in raw materials purchase and inventory stockpile. The increase of accounts receivables from $395,170 as of March 31, 2009 to $536,308 as of September 30, 2009 was due to our extended credit to distributors in support of their sales of our products. The necessity to have raw materials available when needed causes us to advance cash to suppliers and increase inventory stock for the six months ended September 30, 2009.  This drain on our cash will remain unless we are able to secure a proprietary source for the volatile herbs that are a large portion of our raw material purchases. The increase of inventory from $19,016 as of March 31, 2009 to $260,981 as of  September  30, 2009 was due to the consideration of stocking raw materials to avoid the potential material shortage in the near future, and stock finished goods in support of future sales. The increase of advance to suppliers from $986,281 as of March 31, 2009 to $1,436,129 as of September 30, 2009 was attributed to our financial support to strengthen the relationship with our raw material suppliers.

Current liabilities as of September 30, 2009 totaled $1.88 million as compared to $1.72 million at March 31, 2009. The increase in current liabilities was primarily due to increase in accounts payable and related party borrowings. Balance sheet as of September 30, 2009 reflects a balance due to related parties of $1,382,735 which represented working capital advances made to us by the Chairman as well as companies owned by the Chairman. The increase of related party loans by the amount of $319,106 as compared to that of March 31, 2009 was primarily due to increased cash demand by the Company’s U.S. entity to maintain its normal business operation. These advances are interest bearing and are due on demand.

The growth of our company will require additional debt and/or equity financing.  Currently we have budgeted $3.5 million for capital improvements. We intend to pursue additional debt financing which could be secured by our property and equipments and approach international equity markets for additional debt and/or equity financing.  To date we have no commitment from any source for the funds we require.

Discussion of Cash Flow

Comparison of cash flows results for the quarters ended September 30, 2009 and 2008 respectively is summarized as follows:

	For the six months ended
	2009	2008
Cash flow from operating activities	$(109,896)	$846,369
Cash flow from investing activities	$-	$(907,508)
Cash flow from financing activities	$277,705	$56,723

Operating activities

Cash used in operating activities during the six months ended September 30, 2009 amounted to $109,896, which consists of a net income of $623,079 ,adds back noncash adjustments of $258,269 and offset by net changes in operating assets and liabilities due to expanded operating activities, including increase in accounts receivables in the amount of $140,631, increase in inventory of $241,798, increase in advance to suppliers in the amount of $448,521 to stimulate sales and maintain good relationship with the suppliers, as well as an decrease in accrued liabilities in the amount of $333,771, offset by an increase in accounts payable of $173,477.  Cash provided by operating activities in the six months ended September 30, 2008 amounted to $846,369, which consist of a net income of $992,021 increased by noncash adjustments of $202,306 and net changes in operating assets and liabilities, primarily including increase of advance of $221,572 to suppliers to maintain good relationship with the suppliers, a decrease in accounts payable in the amount of $246,175 and offset by increase in other accrued liabilities in the amount of $188,350. Cash flows from operations for the six months ended September 30, 2009 decreased by $958,365 or 113.2% compared to the same period in 2008.  The decrease in cash as of September 30, 2009 was mainly attributable to our decreased sales revenue and an increase in current assets which reduced our cash.

Investing activities

Cash used in investing activities amounted to $0 in the six months ended September 30, 2009.  Cash used in investing activities amounted to $907,508 for the six months ended September 30, 2008, which consists of payment to acquire patent right of $1,025,514, payment made on Aim Smart acquisition in the amount of $276,000 and purchase of property and equipment of $661, offset by proceeds from a refundable deposit related to a terminated acquisition in the amount of $394,667.  Cash used in investing activities for the six months ended September 30, 2009 decreased by $907,508 or 100% compared to the same period in 2008.

Financing activities

Cash provided by financing activities amounted to $277,705 for the six months ended September 30, 2009, which represents the proceeds from related party advances. Cash provided by financing activities amounted to $56,723 for the six months ended September 30, 2008, which consists of proceeds from related party advances in the amount of $64,622, offset by payment of our bank loans of $7,899. Cash provided by financing activities increased by $220,982 or 390% compared to the same period in 2008.

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

ITEM 3 - QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 4T - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods.  In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties.  Accordingly, based on their evaluation of our disclosure controls and procedures as of September 30, 2009, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the three months and six months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pursuant to a Joint Written Consent to Action of the Board of Directors and Majority Stockholders in Lieu of a Special Meeting dated August 13, 2009, holders of the requisite majority of our then outstanding shares of voting securities approved the adoption of our 2009 Incentive Plan and authorized our management to take action necessary to prepare, execute and file with the SEC a Registration Statement on Form S-8 for the purpose of registering shares of our common stock to be distributed to such plan.

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

Dated: November 13, 2009
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