Form 10-Q
period 2009-12-31
Tongli Pharmaceuticals (USA), Inc.
filed 2010-02-22
CIK 1052284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ending December 31, 2009

OR

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________ to ________.

Commission file number: 000-52954

Tongli Pharmaceuticals (USA), Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1090791
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

136-17 Maple Avenue, 11H Flushing, NY	11355
(Address of Principal Executive Offices)	(Zip Code)

718-321-8380
(Registrant’s Telephone Number, Including Area Code)

None
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒.

As of February 22, 2010, there were 10,345,943 outstanding shares of common stock of the registrant, par value $.001 per share.

TABLE OF CONTENTS

Cautionary Note on Forward Looking Statements

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of December 31, 2009 (Unaudited) and March 31, 2009	1
	Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited) for the three months ended December 31, 2009 and 2008 and the nine months ended December 31, 2009 and 2008	2
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended December 31, 2009 and 2008	3
	Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4(T).	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits	19

SIGNATURES

Unless otherwise provided in this Quarterly Report on Form 10-Q, references to “the Company,” “the Registrant,” “Tongli,” “we,” “us,” and “our” refer to Tongli Pharmaceuticals (USA), Inc. together with its wholly-owned subsidiaries.

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward looking statements.  In some cases, you can identify forward looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology.  Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management’s opinions only as of the date thereof. In evaluating such forward looking statements, readers should carefully review the discussion of risks and uncertainties in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K as well as in other filings with the Securities and Exchange Commission including, without limitation, possible changes in capital structure, and other financial items; changes in approaches to medical treatment; introduction of new products by others; possible acquisitions of other technologies, assets or businesses; and possible actions by customers, suppliers, competitors and regulatory authorities.  Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

The discussion of risks and uncertainties set forth in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K as well as in other filings with the SEC, is not necessarily a complete or exhaustive list of all risks facing the Company at any particular point in time.  We operate in a highly competitive, highly regulated and rapidly changing environment.  Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward looking statement. We disclaim any obligation to revise or update any forward looking statement that may be made from time to time by us or on our behalf.

PART I

ITEM 1.            FINANCIAL STATEMENTS

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2009	2009
	(Unaudited)

ASSETS

Current assets:
Cash	222,937	50,247
Accounts Receivable	685,934	395,170
Inventory	317,478	19,016
Prepaid expense	3,900	-
Advance to suppliers	1,465,468	986,281
Total current assets	2,695,717	1,450,714

Property and equipment, net	6,827,925	7,076,746
Contract deposit	1,029,732	1,028,736
Intangible assets, net	169,495	-

Total assets	10,722,869	9,556,196

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	153,068	119,643
Due to related parties	775,311	1,063,629
Accrued expenses and other current liabilities	487,435	542,892
Total current liabilities	1,415,814	1,726,164

Stockholders’ Equity
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.001 par value
Issued and outstanding- 10,225,932 and 10,186,716 shares, respectively	10,226	10,187
Additional paid-in-capital	6,723,560	6,665,349
Retained earnings	1,433,114	24,210
Accumulated other comprehensive income	1,140,155	1,130,285

Total Stockholders’ equity	9,307,055	7,830,031

Total liabilities and Stockholders’ equity	$10,722,869	$9,556,196

See accompanying notes to the condensed consolidated financial statements.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended December 31,		For the nine months ended December 31,
	2009	2008	2009	2008

Revenue	$2,928,562	$1,754,581	$5,821,937	$5,065,291

Cost of sales	1,650,817	923,525	3,241,589	2,820,484

Gross Profit	1,277,745	831,056	2,580,348	2,244,807

Operating expenses:
General & administrative expenses	105,538	148,536	360,899	453,132
Research & development expenses	-	16,978	3,461	27,153
Depreciation expenses	45,579	49,896	122,200	135,051
Selling expenses	14,391	106,285	42,249	142,473
Total operating expenses	165,508	321,695	528,809	757,809

Operating income	1,112,237	509,361	2,051,539	1,486,998

Other Income (expenses):
Interest expense (net of interest income)	(23,857)	(44,079)	(65,643)	(130,996)
Rental income	-	69,922	-	171,222
Total other income (expenses)	(23,857)	25,843	(65,643)	40,226

Income before income taxes	1,088,380	535,204	1,985,896	1,527,224

Income Taxes	302,555	-	576,993	-

Net Income	785,825	535,204	1,408,903	1,527,224

Other Comprehensive item:
Foreign Currency Translation adjustment	(768)	943	9,870	154,824

Comprehensive income	785,057	536,147	1,418,773	1,682,048

Basic and diluted income per share	$0.06	$0.05	$0.14	$0.15

Basic and diluted weighted average shares outstanding	10,186,716	10,033,216	10,225,789	10,033,216

See accompanying notes to the condensed consolidated financial statements.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended December 31,
	2009	2008
Cash flows from operating activities
Net income	$1,408,903	$1,527,224
Adjustments to reconcile net income to net cash provided (used in) operating activities:
Depreciation and amortization	261,847	258,861
Bad debt		(13,391)
Amortization of stock compensation	38,250	-
Accrued interest- related party	65,730	-
Stock issued for services	20,000	17,500
Changes in operating assets and liabilities:
Accounts receivable	(290,278)	(124,584)
Inventory	(298,337)	(47,082)
Advances to suppliers	(478,063)	(585,209)
Prepaid expenses	(3,900)	(38,429)
Accounts payable	33,299	(855,181)
Accrued expenses and other current liabilities	(55,808)	171,116
Net cash provided by operating activities	701,643	310,825

Cash flows from investing activities
Acquisition of property and equipment	-	(661)
Refundable deposit related to terminated acquisitions		405,643
Contract deposit		(1,025,514)
Acquisition of intangible assets	(175,710)
Payment made on Aim Smart acquisition	-	(276,000)
Net cash used in investing activities	(175,710)	(896,532)

Cash flows from financing activities
Payment of bank loans, net	-	(7,899)
Proceeds from (repayment of) related party loans	(353,331)	506,616
Net cash provided by (used in) financing activities	(353,331)	498,717

Effect of exchange rate changes on cash and cash equivalents	88	2,288

Net increase (decrease) in cash	172,690	(84,702)

Cash balance, beginning of the period	50,247	130,630

Cash balance, end of the period	$222,937	$45,928

Supplemental cash flow information

During the period, cash was paid for the following:
Income taxes	$530,667	$-
Interest paid	$-	$101,134

Noncash investing and financing activities

Reduction of related debt in connection with terminated construction project	$-	$588,886
Payment made by the officer on Aim Smart acquisition	$-	$249,000
Common stock issued for stock-based compensation	$-	$17,500

See accompanying notes to the condensed consolidated financial statements.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
NOTES TO CONSENDED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

Tongli Pharmaceuticals (USA), Inc., through a wholly-owned subsidiary, Harbin Tianmu Pharmaceuticals Co., Ltd. (“Tianmu Pharmaceuticals”), develops, produces and sells a wide variety of pharmaceuticals and healthcare products in the People’s Republic of China (“PRC” or “China”) that are based on traditional Chinese medicine (“TCM”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

The balance sheet as of March 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for the complete financial statements.

The Company has evaluated events after the date of these financial statements through February 15, 2010, the date that these financial statements were issued.  There were no material subsequent events as of that date.

2.	NEW ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605) – Multiple- Deliverable Revenue Arrangements – a Consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”).  ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company is currently evaluating this update.

In June 2009, FASB established Accounting Standards Codification TM (“ASC”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with the GAAP. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the new guidance for the quarter ended September 30, 2009, which changed the way we reference accounting standards in our disclosures. Adoption of the Codification did not have a material impact on the Company’s financial statements.

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

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
NOTES TO CONSENDED CONSOLIDATED FINANCIAL STATEMENTS

In May 2009, FASB issued new guidance establishing general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, or subsequent events. The Company adopted this standard on July 1, 2009. This standard did not have a material impact on the Company’s financial statements.

3.	GOING CONCERN

The report of our independent registered public accounting firm on the financial statements for the fiscal year ended March 31, 2009 includes an explanatory paragraph indicating substantial doubt as to the Company’s ability to continue as a going concern. The Company has taken certain actions and continues to implement changes designed to improve its financial results and operating cash flows. The actions include certain cost-saving initiatives and continuous development of new and existing clients. The Company believes that these actions will enable it to move towards profitability and improve cash flow in its continuing operations through the coming year. As of December 31, 2009, the Company’s working capital has improved to $1,279,903.

4.	INVENTORY

As of December 31, 2009 and March 31, 2009, inventory consists the following:

	December 31, 2009	March 31, 2009
Raw materials	$56,298	$15,100
Finished goods	261,180	3,916

Total	$317,478	$19,016

5.	INTANGIBLE ASSETS

Intangible assets primarily represent the exclusive rights to manufacture and sell a new product pursuant to an agreement entered into by the Company with a third party Harbin Sanmu Pharmaceuticals Inc. (“Sanmu”).  In August 2009, the Company entered into an agreement with Sanmu and purchased the exclusive rights to use the product’s trademark, manufacture and sell the product nationwide in the PRC for seven years for a total amount of RMB 1,200,000 (equivalent to USD 175,710) which was paid in October 2009.  Management believes that this new product has great market potentials and will generate additional revenue for fiscal year 2010 and beyond.  The Company amortizes such product sales right using straight-line method for seven years.  The amortization expense for the three months ended December 31, 2009 totaled $6,215.

In October 2009, the Company entered into a three-year agreement with a distributor which give the distributor an exclusive right to sell this product in all areas of China.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
NOTES TO CONSENDED CONSOLIDATED FINANCIAL STATEMENTS

During three months ended December 31, 2009, the company did not manufacture the product, but purchased the product from Sanmu and sold to the distributor.

6.	DUE TO RELATED PARTIES

Amounts due to related parties consist of the following:

	December 31, 2009	March 31, 2009
Harbin Tianmu Real Estate Development Co., Ltd. (a)	$(303,345)	$(688,808)
Chairman of the Company (a)	(451,379)	(354,234)
US Hua Sky International Investment LLC. (b)	(20,587)	(20,587)
Total	$(775,311)	$(1,063,629)

(a)	Harbin Tianmu Real Estate Development Co., Ltd. is owned by the Company’s Chairman. These loans bear 7% interest rate per annum and are due on demand.

(b)	This amount is non-interest bearing and due on demand. US Hua Sky International Investment LLC is owned by the Company’s Chairman.

7.	TAXES

For the nine months ended December 31, 2009 and 2008, respectively, a reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	For the nine months ended
	December 31, 2009	December 31, 2008
U.S.statutory income tax rate	35.0%	35.0%
Foreign tax rate difference between US and China	(10.0)%	(10.0)%
Effect of tax deduction due to NOL from China	0.0%	(25)%
NOL from U.S. with 100% valuation allowance	4.0%	-
Actual consolidated income tax rate	29.0%	0.0%

8.	COMMITMENTS AND CONTINGENCIES

The Company entered into agreements with three distributors to provide agreed upon amounts of products at pre-agreed price. These agreements expire in March 2010.  In the event a distributor does not purchase a fixed percentage of the agreed upon amounts for three consecutive months, the Company may terminate the agreement. In addition, one agreement provides, among other things, that the distributor can become the exclusive distributor for a geographical area if certain sales targets are met. Revenues for the nine months ended December 31, 2009 and 2008 were immaterial from these agreements.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
NOTES TO CONSENDED CONSOLIDATED FINANCIAL STATEMENTS

9.	VULNERABILITY DUE TO OPERATIONS IN PRC

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

Substantially all of the Company’s businesses are transacted in RMB, which is not freely convertible. The People’s Bank of China or other banks are authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

Since the Company has its primary operations in the PRC, the majority of its revenues will be settled in RMB, not U.S. Dollars. Due to certain restrictions on currency exchanges that exist in the PRC, the Company’s ability to use revenue generated in RMB to pay any dividend payments to its shareholders outside of China may be limited.

The Company’s business depends on maintaining licenses of its current products from China State Food & Drug Administration (“SFDA”). Obtaining licenses for additional products can be expensive and is usually time consuming. Failure to obtain the required licenses can cause the Company’s business plan to be delayed. If the delays prevent the Company from generating positive cash flows or introducing a significant number of products, there will be a material adverse effect on the Company.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Tongli Pharmaceuticals (USA) Inc. for the three months ended December 31, 2009 and 2008 and nine months ended December 31, 2009 and 2008, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth above.

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

American Tony is a holding company incorporated in the State of Delaware. In February 2007, American Tony acquired, through a wholly owned subsidiary, Heilongjiang Tongli Technology Co., Ltd. (“TT”), all of the registered capital of Harbin Tianmu Pharmaceuticals Co., Ltd. (“HTP”), a corporation organized under the laws of the PRC on November 26, 1999. HTP is engaged in developing, manufacturing and marketing pharmaceutical and health care products that incorporate elements of Chinese Traditional Medicine with elements of western medicine.

In 2005, HTP obtained the GMP certificate (Good Manufacturing Practices for Pharmaceutical Products). The Company currently maintains Drug Register License and Drug Production Certificate from the SFDA for its eight products. The Company’s major products include Yufang Anti-Bacterial Mouth Wash, Calcium Gluconate Oral Liquid, and Antihyperlipidemics. These products are sold through distributors or directly to customers; no service is required of the Company after sales are made. The Company’s primary customers are drug stores and hospitals located in China.

GOING CONCERN

The report of our independent registered public accounting firm on the financial statements for the year ended March 31, 2009 includes an explanatory paragraph indicating substantial doubt as to the our ability to continue as a going concern. We have taken certain actions and continue to implement changes designed to improve our financial results and operating cash flows. The actions include certain cost-saving initiatives and continuous development of new and existing clients. We believe that these actions will enable us to move towards profitability and improve cash flows in our continuing operations through the coming year. As of December 31, 2009, our working capital has improved to $1,279,903.

DEVELOPMENT AND STRATEGY

For the three months ended December 31, 2009, we continued the execution of our product channel expansion strategy that resulted in increased market penetration of our products and an increase in our revenue from the quarter ended September 30, 2009 and in the corresponding quarter of 2008.  In August 2009, we entered into an agreement with a third party Harbin Sanmu Pharmaceuticals Inc. (“Sanmu”) and purchased the exclusive rights to manufacture and sell a new product called Yan Li Xiao Capsule nationwide in China for the next seven years. We paid Sanmu RMB 1, 200,000 (equivalent to USD 175,710) for the exclusive rights in October 2009 and started to sell the new product during the quarter ended December 31, 2009. We believe that this new product has great market potentials and will generate additional revenue for us.

Management plans to continue the emphasis on expanded and enhanced marketing and sales in the fiscal year 2010 and beyond. Part of this strategy involves increasing and improving marketing and sales activities to enhance the market position of our key products and to increase the sales of other products by expanding our sales force, solidifying our distribution network and expanding market segment coverage, and increasing marketing and promotional activities. Management also plans to selectively pursue strategic acquisition opportunities to further consolidate our resources and expand our market coverage. We believe that such initiatives will provide effective means to broaden our product lines, expand our market coverage and complement our research and development capabilities. As of the date of this report the company is not negotiating with anyone regarding the potential acquisition.

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

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended December 31, 2009 and 2008 are not necessarily indicative of the results to be obtained for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

The balance sheet as of March 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for the complete financial statements.

Principles of consolidation

The consolidated financial statements include the accounts of the Tongli, American Tony, TT and HTP.  All significant inter-company accounts and transactions have been eliminated.

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

DISCUSSION OF OPERATING RESULTS

The results of our operation for the three and nine months ended December 31, 2009 compared to the prior comparative periods are as follows:

Three Months Ended December 31, 2009 compared to Three Months Ended December 31, 2008

The results of our operation for the three months ended December 31, 2009 compared to the three months ended December 31, 2008 are as follows:

	For the three months ended
	December 31, 2009	December 31, 2008

Revenues	$2,928,562	$1,754,581
Cost of Sales	1,650,817	923,525
Gross Profit	1,277,745	831,056

Selling, general & administrative expeses	165,508	321,695

Other income (expenses)	(23,857)	25,843

Provision of income taxes	302,555	-

Net income (loss)	785,825	535,204

Foreign currency translation adjustments	(768)	943

Comprehensive income (loss)	$785,057	$536,147

Revenues, cost of sales and gross profit

Revenues increased 66.91% to approximately $2.93 million for the three months ended December 31, 2009 as compared to approximately $1.75 million for the same period ended December 31, 2008. The $1.18 million increase was mainly attributable to the overall increase in sales of our several major products such as Yufang Anti-Bacterial Mouth Wash, Calcium Gluconate Oral Liquid, and Antihyperlipidemics, supported by our marketing efforts, increasing brand recognition and effective pricing strategy and our distribution to previously unaddressed market. Part of our revenue was also generated by our recently purchased new product Yan Li Xiao Capsule which broadened our product offerings and helped to increase our sales. We have the exclusive right to use this new product’s trademark, and manufacture and sell this product nationwide in China for the next seven years.

Management expects that our emphasis on broadening our product pipeline coupled with our continued sales channel expansions, along with our enhanced sales and marketing efforts will continue to yield increases in revenue for fiscal year 2010 and beyond.

Cost of sales was approximately $1.65 million for the three months ended December 31, 2009 as compared to $0.92 million for the same period ended December 31, 2008.  Cost of sales as a percentage of revenue increased from 52.63% to 56.36% as compared to the prior comparative period. The $727,292 increase in cost of sales was mainly attributable to the increased sales of our products in the three months ended December 31, 2009.

Gross profit was $1,277,745 for the three months ended December 31, 2009, as compared to $831,056 for the three months ended December 31, 2008, an increase of $0.44 million due to increased sales in the quarter ended December 31, 2009. The gross profit as a percent of revenues for the three months ended December 31, 2009 decreased to 43.63% compared to 47.36% in the same period in 2008. The decrease in our gross profit as a percentage of revenue was attributable to the increased cost of sales.  We expect our gross profit margin will remain in its current level with slight growth in the future.

Operating expenses

Total operating expenses decreased to $165,508 for the three months ended December 31, 2009 from $321,695 for the three months ended December 31, 2008. As a percentage of revenues, operating expenses decreased to 5.65% for the three months ended December 31, 2009 compared to 18.33% for the three months ended December 31, 2008. The decrease in total operating expenses was attributed to management’s better control of general administration expenses at all levels within our Company, as well as our cut-off of the advertising expense and other selling expenses during the three months period ended December 31, 2009. The changes in operating expenses are summarized below.

	For the three months ended
	December 31, 2009	December 31, 2008
General & administrative expenses	$105,538	$148,536
Research & development	-	16,978
Depreciation and amortization expenses	45,579	49,896
Selling expenses	14,391	106,285
Total Operating expenses	$165,508	$321,695

Interest expense

Net interest expense (net of interest income) was $23,857 for the three months ended December 31, 2009 compared to $44,079 for the three months ended December 31, 2008. The decrease of $20,222 in net interest expense for the three months ended December 31, 2009 as compared to the same period in 2008 was due to the repayment of all the bank loans as of March 31, 2009. The only interest expense relates to the loans from related parties.

Income taxes

The majority of our net income for the three months ended December 31, 2009 was from HTP, which conducts substantially all of our operation in the PRC. Our Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The income tax expense of $302,555 for the three months ended December 31, 2009 was attributed to the income primarily derived from HTP. No provision for income taxes is required as a result of the utilization of net operating loss carry-forwards for the three months ended December 31, 2008.

We have not recorded a provision for U.S federal income tax for the three months ended December 31 2009 and 2008 due to the net operating loss carry forward in the United States which we have set up a 100% valuation allowance.

Net income

As a result of the above factors, we reported a net income of $785,824 for the three months ended December 31, 2009, an increase of $250,620, as compared to a net income of $535,204 for the three months ended December 31, 2008. The increase in our net income was primarily due to our increased sales revenues and decreased operating expenses for the quarter ended December 31, 2009.

Other comprehensive income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (“RMB”).  RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is intended to imply that the RMB amounts could have been, or could be, converted, realized or settled into USD at the rate on December 31, 2009 or at any other rate.

Translation adjustments resulting from this process amounted to a translation loss of $768 and a gain of $943 for the three months ended December 31, 2009 and 2008, respectively.  The balance sheet amounts with the exception of equity at December 31, 2009 were translated at 6.82702 RMB to 1.00 USD as compared to 6.8225 RMB to 1.00 USD at December 31, 2008. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the three months ended December 31, 2009 and 2008 were 6.8274 RMB to 1.00 USD and 6.8394 RMB to 1.00 USD, respectively.

Nine Months Ended December 31 , 2009 compared to Nine Months Ended  December 31, 2008

The results of our operation for the nine months ended December 31, 2009 compared to the nine months ended  December 31 , 2008  as follows:

	For the nine months ended
	December 31, 2009	December 31, 2008

Revenues	$5,821,937	$5,065,291
Cost of Sales	3,241,589	2,820,484
Gross Profit	2,580,349	2,244,807

Selling, general & administrative expeses	528,809	757,809

Other income (expenses)	(65,643)	40,226

Provision of income taxes	576,993	-

Net income	1,408,903	1,527,224

Foreign currency translation adjustments	9,982	154,824

Comprehensive income	$1,418,773	$1,682,048

Revenues, cost of sales and gross profit

Revenues increased 14.93% to approximately $5.82 million for the nine months ended December 31, 2009 as compared to approximately $5.06 million for the same period ended December 31, 2008. The $756,646 increase was mainly attributable to the overall increase in sales of our several major products such as Yufang Anti-Bacterial Mouth Wash, Calcium Gluconate Oral Liquid and Antihyperlipidemics, supported by our marketing efforts, increasing brand recognition and effective pricing strategy and our distribution to previously unaddressed market.  Part of our revenue was generated by our recently purchased new product Yan Li Xiao Capsule which broadened our product offerings and helped to increase our sales. We have the exclusive right to use this new product’s trademark, manufacture and sell this product nationwide in China for the next seven years. Management expects that our emphasis on broadening our product pipeline coupled with our continued sales channel expansions, along with our enhanced sales and marketing efforts, will yield increases in our revenue for fiscal year 2010 and beyond.

Cost of sales was approximately $3.24 million for the nine months ended December 31, 2009 as compared to $2.82 million for the same period ended December 31, 2008.  The $421,105 increase in cost of sales was mainly attributable to the increased sales of our products in the nine months ended December 31, 2009.

Gross profit was approximately $2.58 million for the nine months ended December 31, 2009, as compared to $2.24 million for the nine months ended December 31, 2008, an increase of $0.33 million due to increased sales of our products and management’s better control of production costs during the nine months ended December 31, 2009. The gross profit as a percent of revenues for the nine months ended December 31, 2009 remained constantly at approximately at 44.32% as compared to the same period in 2008.

Operating expenses

Total operating expenses decreased to $528,809 for the nine months ended December 31, 2009 from $757,809 for the nine months ended December 31, 2008. As a percentage of revenues, operating expenses decreased to 9.08% for the nine months ended December 31, 2009 compared to 14.96% for the nine months ended December 31, 2008. The decrease in total operating expenses was attributable to management’s better control of general administration expenses at all levels within our Company, as well as our cut-off of the advertising expense and other selling expenses during the nine months period ended December 31, 2009. The changes in operating expenses are summarized below.

	For the nine months ended
	December 31, 2009	December 31, 2008
General & administrative expenses	$360,899	$453,132
Research & development	3,461	27,153
Depreciation and amortization expenses	122,200	135,051
Selling expenses	42,249	142,473
Total Operating expenses	$528,809	$757,809

Interest expense

Net interest expense was $65,643 for the nine months ended December 31, 2009 compared to $130,996 for the nine months ended December 31, 2008. The decrease of net interest expense for the nine months ended December 31, 2009 was due to the repayment of all the bank loans as of March 31, 2009. The only interest expense relates to the loans from related parties.

Income taxes

The majority of our net income for the nine months ended December 31, 2009 was from HTP, which conducts substantially all of our operations in the PRC. Our Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The income tax expense of $576,993 for the nine months ended December 31, 2009 was attributed to the income primarily derived from HTP. No provision for income taxes is required as a result of the utilization of net operating loss carry-forwards for the nine months ended December 31, 2008.

We have not recorded a provision for U.S federal income tax for the nine months ended December 31 2009 and 2008 due to the net operating loss carry-forward in the United States which we have set up a 100% valuation allowance.

Net income

As a result of the above factors, we reported a net income of $1,408,902 for the nine months ended December 31, 2009, a decrease of $118,322, as compared to a net income of $1,527,224 for the nine months ended December 31, 2008. The decrease in our net income was because we did not have rental income starting from March 31, 2009 and need to pay income tax starting from the quarter ended March 31, 2009. Tianmu Pharmaceuticals leased a portion of its facility to a pharmaceutical college at a monthly rental of approximately $13,400 (RMB100, 000) from June 2007 through September 30, 2008 and $23,300 (RMB160, 000) from October 1, 2008 through March 31, 2009. The lease terminated on March 31, 2009.

Other comprehensive income

Translation adjustments resulting from this process amounted to $9,870 and $154,824 as of December 31, 2009 and 2008, respectively.  The balance sheet amounts with the exception of equity at December 31, 2009 were translated at 6.82702 RMB to 1.00 USD as compared to 6.8225 RMB to 1.00 USD at December 31, 2008. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended December 31, 2009 and 2008 were 6.82945 RMB to 1.00 USD and 6.8778 RMB to 1.00 USD, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. We usually finance our operations from funds generated by operating activities and loans from the members of our management group and entities owned by our Chairman.

The report of our independent registered public accounting firm on the financial statements for the year ended March 31, 2009 includes an explanatory paragraph indicating substantial doubt as to the our ability to continue as a going concern. We have taken certain actions and continue to implement changes designed to improve our financial results and operating cash flows. The actions include certain cost-saving initiatives and continuous development of new and existing clients. We believe that these actions will enable us to move towards profitability and improve cash flows in our operations through the coming year. As of December 31, 2009, our working capital has improved to $1,279,903 and the operating results for the nine months ended December 31, 2009 reflect profitability.

Total current assets increased to approximately $2.69 million as of December 31, 2009 from $1.45 million as of March 31, 2009. The primary changes in our current assets during this period were in cash, accounts receivables, inventory and advance to suppliers. The increase of cash and cash equivalent from $50,247 as of March 31, 2009 to $222,937 as of December 31, 2009 was due to our increased sales which generated more cash. The increase of accounts receivables from $395,170 as of March 31, 2009 to $685,934 as of December 31, 2009 was due to our extended credit to more distributors in support of their sales of our products. The necessity to have raw materials available when needed causes us to advance cash to suppliers in order to secure supplies of raw materials and increase inventory stock for the nine months ended December 31, 2009. This drain on our cash will remain unless we are able to secure a proprietary source for the volatile herbs that constitute a large portion of our raw material purchases. The increase of inventory from $19,016 as of March 31, 2009 to $317,478 as of December 31, 2009 was due to the consideration of stocking raw materials to avoid the potential material shortage in the near future, and stocking finished goods in support of future sales. The increase of advance to suppliers from $986,281 as of March 31, 2009 to $1,465,470 as of December 31, 2009 was attributed to our financial support to strengthen the relationship with our raw material suppliers when our sales increased accordingly.

Current liabilities as of December 31, 2009 totaled $1.41 million as compared to $1.72 million at March 31, 2009. The decrease in current liabilities was primarily due to decrease in related party borrowings because we repaid RMB 5 million (equivalent to USD 796,178) back to one of our related companies owned by our Chairman during the third quarter ended December 31, 2009. Balance sheet as of December 31, 2009 reflects a balance due to related parties of $775,311 which represented working capital advances made to us by the Chairman as well as companies owned by the Chairman. These advances are interest bearing and are due on demand. Our balance sheet as of December 31, 2009 also reflects an increase in our accounts payable in the amount of $33,425 which is in line with our increased purchase of raw materials to support our production and sales activities.

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

Discussion of Cash Flow

Comparison of cash flows results for the quarters ended December 31, 2009 and 2008, respectively, are summarized as follows:

	For the nine months ended
	2009	2008
Cash flow from operating activities	$701,642	$310,825
Cash flow from investing activities	$(175,710)	$(896,532)
Cash flow from financing activities	$(353,331)	$498,717

Operating activities

Cash provided by operating activities during the nine months ended December 31, 2009 amounted to $701,643, which consists of a net income of $1,408,902, adds back noncash adjustments of $385,827 and offset by net changes in operating assets and liabilities due to expanded operating activities, including increase in accounts receivables in the amount of $290,278, increase in inventory of $298,337, increase in prepaid expenses of $3,900 which represented prepaid rent expenses for our New York office, increase in advance to suppliers in the amount of $478,063 to stimulate sales and maintain good relationship with the suppliers, as well as an decrease in accrued liabilities in the amount of $55,808 primarily due to our reduced tax liabilities and accrued wages and salaries as compared with the prior comparative period, offset by an increase in accounts payable of $33,299 which represented short-term cash advances made to us by our suppliers. Cash provided by operating activities in the nine months ended December 31, 2008 amounted to $310,825, which consist of a net income of $1,527,224 increased by noncash adjustments of $262,970 and net changes in operating assets and liabilities, primarily including increase of advance of $585,209 to suppliers to maintain good relationship with the suppliers, a decrease in accounts payable in the amount of $855,181 and offset by increase in other accrued liabilities in the amount of $171,116. Cash flows from operations for the nine months ended December 31, 2009 increased by $390,818 or 125.7% compared to the same period in 2008. The increase in cash as of December 31, 2009 was mainly attributable to our increased sales revenue and an increase in accounts payable which increased our cash.

Investing activities

Cash used in investing activities amounted to $175,710 in the nine months ended December 31, 2009, which consists primarily of payment to acquire from another company the sales right for a product that has great market potentials. Cash used in investing activities amounted to $896,532 for the nine months ended December 31, 2008, which consists of a payment of $1,025,514 to acquire patent right pertaining to a formula for a nutraceutical product, payment made on Aim Smart acquisition in the amount of $276,000 and purchase of property and equipment of $661, offset by proceeds from a refundable deposit related to a terminated acquisition in the amount of $405,643. Cash used in investing activities for the nine months ended December 31, 2009 decreased by $720,822 or 80.4% compared to the same period in 2008.

Financing activities

Cash used in financing activities amounted to $353,331 for the nine months ended December 31, 2009, which represents the repayment made to reduce related party advances. Cash provided by financing activities amounted to $498,717 for the nine months ended December 31, 2008, which consists of proceeds from related party advances in the amount of $966,470, offset by repayment of our bank loans of $7,899 and repayment made to related parties. Cash used in financing activities decreased by $852,048 or 170.8% compared to the same period in 2008.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods.  In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties.  Accordingly, based on their evaluation of our disclosure controls and procedures as of December 31, 2009, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

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

Dated: February 22, 2010
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