Form 10-K
period 2010-03-31
Tongli Pharmaceuticals (USA), Inc.
filed 2010-06-30
CIK 1052284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ending March 31, 2010

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from ________    to ________.

Commission file number 000-52954

Tongli Pharmaceuticals (USA), Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1090791
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

136-17 Maple Avenue, 11H Flushing, NY	11354
(Address of Principal Executive Offices)	(Zip Code)

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

The aggregate market value of the voting and non-voting common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s Common Stock on September 30, 2009, as reported on the OTC Bulletin Board, was approximately $3,672,475.

As of June 25, 2010, there were 11,395,036 outstanding shares of common stock of the registrant, par value $.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

Unless otherwise provided in this Annual Report on Form 10-K, references to “Tongli,” “we,” “us,” “our” and similar terminology refer to Tongli Pharmaceuticals (USA), Inc. and its subsidiaries.

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements are subject to significant known and unknown risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled “Business”, “Risk Factors”, and “Management’s Discussion and Analysis or Plan of Operation.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date thereof.  We undertake no obligation to revise or publicly release the results of any revision of these forward-looking statements.  Readers should carefully review the risk factors described in this Report and in other documents that we file from time to time with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. You should be aware that the occurrence of any of the events described in our risk factors and other disclosures included in this Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	obtain sufficient working capital to support our business plans;
•	maintain or protect our intellectual property;
•	maintain our proprietary technology;
•	expand our product offerings and maintain the quality of our products;
•	manage our expanding operations and continue to fill customers’ orders on time;
•	maintain adequate control of our expenses allowing us to realize anticipated revenue growth;
•	the impact of government regulation in China and elsewhere;
•	implement our product development, marketing, sales and acquisition strategies and adapt and modify them as needed;
•	integrate any future acquisitions;
•	our implementation of required financial, accounting and disclosure controls and procedures and related corporate governance policies; and
•
anticipate and adapt to changing conditions in the Chinese herbal medicines industry resulting from changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report.

We cannot give any guarantee that these plans, intentions or expectations will be achieved.  All forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors listed above and described in the “Risk Factors” section of this Report.

-i-

PART I

Item 1.  Business

Organization and Business Description

Tongli Pharmaceuticals (USA), Inc., through a wholly-owned subsidiary, Harbin Tianmu Pharmaceuticals Co., Ltd. (“HTP” or “Tianmu Pharmaceuticals”), develops, produces and sells a wide variety of pharmaceuticals and healthcare products in the People’s Republic of China (“PRC” or “China”) that are based on traditional Chinese medicine, or TCM.   We were formerly known as American Tony Pharmaceutical, Inc. (“American Tony”).  The name change became effective on October 30, 2008 and was done to better represent the origin and ongoing business of our company.

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

Under the terms of the merger agreement, the former American Tony stockholders exchanged their shares for Aim Smart shares so that, upon the closing of the merger, the former American Tony stockholders owned 96.7% of the outstanding shares of Aim Smart. America Tony acquired its controlling interest in Aim Smart for a cost of $525,000. This interest was acquired solely to effectuate the reverse merger and was paid for with $276,000 of its own funds and a $249,000 loan from our Chairman, Mingli Yao.  Aim Smart changed its name to American Tony upon the closing of the reverse merger.  Tianmu Pharmaceuticals was formed under laws of the PRC on November 26, 1999.  In February 2007, American Tony acquired Tianmu Pharmaceuticals through a recapitalization transaction which was accomplished through the exchange of shares with Heilongjiang Tongli Technology Co., Ltd. (“TT” or “Tongli Technology”), a wholly-owned subsidiary of American Tony located in the PRC. TT owns 100% of Tianmu Pharmaceuticals and doesn’t have any other operations since its inception.

Our corporate structure as of the date of this Report is as follows:

Industry Background

Overview of Traditional Chinese Medicine

In China, Traditional Chinese Medicine is not an alternative form of therapy but is used in the state-run hospitals alongside modern medicine. For its practitioners and advocates, TCM is a complete medical system that is used to treat disease in all its forms. TCM is also believed to promote long term wellness and vigor. Many modern-day drugs have been developed from herbal sources. These include drugs designed to treat asthma and hay fever such as ephedrine; hepatitis remedies from fruits and licorice roots and a number of anticancer agents from trees and shrubs.

The roots of TCM date back thousands of years and include a number of therapeutic approaches. These include herbal medications, acupuncture, dietary manipulation, massage and others. Very early works of Chinese medical literature date back as much as 2,500 years while other classics appeared approximately 2,000 years ago during the Han Dynasty. Medicine in China continued to develop throughout the Middle Ages when emperors commissioned the creation of various scholarly works that compiled and documented hundreds of medicines derived from herbs, animal sources and minerals. In addition, these works described their therapeutic uses. In the 1950s, TCM was further modernized and reformed by the PRC government.

The emphasis on wellness and the avoidance of disease is considered by some to be a key distinction between TCM and western medical practice which has been seen as more heavily oriented toward the treatment of disease and less toward prevention. While TCM has remained a substantial part of medical treatment in China and throughout East Asia, recent decades have seen increasing acceptance throughout the United States, Europe and elsewhere. This growth is, in part, driven by increasingly educated and empowered consumers of medical care who seek organic, natural and alternative approaches to western medical treatments and prescription drugs. Medical doctors are also accelerating the process of acceptance, as doctors trained in the western tradition in Europe, the United States and elsewhere are integrating TCM and alternative treatments in their everyday practice. Additionally, a growing number of physicians specifically trained in TCM, acupuncture and other modalities are opening offices in communities in the U.S. and around the world.

We believe that the sales of TCM in China reflect the central and still growing role these therapies play in medical care in that nation. According to Helmut Kaiser Consultancy, in 2005, total sales revenue for Chinese herbal medicine manufactured in China was $13.6 billion which accounted for 25.8% of all medicine manufactured in China. This segment had total profit of $1.76 billion which accounted for 29% of the total profit of the Chinese drug industry. In 2006, there were approximately 1,400 Chinese herbal medicine manufacturers with an annual growth rate of 15%, much higher than the comparable period GDP growth. According to Helmut Kaiser Consultancy, as a result of the increasing wealth of China and an aging population, it is estimated that by 2010, China will be the fifth largest market for herbal medicines in the world exceeding more than $24 billion in sales.

Overview of the Chinese Market

The People’s Republic of China is undergoing the world’s most important and powerful economic transformation. This transformation includes the confluence of its ancient culture with modern trends in business, technology and finance. As a result, Chinese operating companies are capitalizing on unmatched growth opportunities in this evolving and growing marketplace. Although average income is approximately one-tenth that of developed western nations, business growth and market reform-driven policies have given the country’s 1.3 billion citizens more purchasing power than ever.

According to a report published in Newsweek, total consumer spending in China reached $1.7 trillion in 2007, compared with $12 trillion in the U.S. In its China Consumer Survey published in January 2010, Credit Suisse found that household income in China of the bottom 20% of those surveyed rose by 50% since 2004, while the top 10% had grown 255% to around RMB34,000 per month. Credit Suisse expects China’s share of global consumption to increase from 5.2% at US$1.72 trillion in 2009 to 23.1% at US$15.94 trillion in 2020, overtaking the U.S. as the largest consumer market in the world. Further, research on Chinese consumers by management consulting firm McKinsey classifies two million households out of a population of 1.3 billion as “wealthy,” based on fairly modest annual earnings of more than $30,000. An enormous middle class is rising, however, numbering some 70 million urban households, but these still earn $5,000-$10,000 a year. China’s National Bureau of Statistics, based on a random survey of 65,000 urban households in China, found that the average (annual) disposable income of urban residents in the first half of 2009 was U.S. $1,300, an increase of 9.8% compared to the same period last year. When price factors are deducted, this is equivalent to a real increase of 11.2%. The average consumption expenditure amount of urban residents in the first half of 2009 was U.S.$876, an increase of 8.9% compared to the same period last year. When price factors are deducted, this is equal to a real increase of 10.3%.

TCM Industry Drivers

We believe that demographic, governmental and related factors in the China will be favorable to growth and expansion of our business.

Growing Prosperity of the Chinese People. The increased spending power of China’s population continues to be reflected in the increased consumption of health products and medical services between 2007 and 2010. According to Euromonitor data, spending by Chinese people on these goods and services will increase from $100 billion in 2007 to $145 billion in 2010.

Population and Aging

•	The total population of China was 1.32 billion at the end of 2007, according to official government estimates.
•	Due to improved healthcare, the elderly population of China is growing.
•	The health/medical costs associated with care for elderly in China are approximately five (5x) times that of younger people.
•
China had 170 million elderly people in 2007 but will have an expected 230 million elderly by 2015 according to “Consumer Lifestyles in China: Consumer Trends, China’s Grey Population,” by Euromonitor, 2009.

•	The proportion of the China’s population aged 65 and over will rise from just 10% of the overall population in 1995 to 22% by 2030, according to the World Bank.
•
From 1995 to 2030 it is estimated that the ratio of working-age people to pensioners will decrease from 9.7:1 to 4.2:1. China’s national estimates vary slightly from World Bank figures, but still show in increase in the proportion of the population over 65 years from 7% in 2000 to 9.4% in 2007, according to China Country Profile 2009, The Economist Intelligence Unit Ltd.

Government Policies in Health Care and TCM. In April of 2009 the PRC government implemented a new national medical and health plan. Among other features, this new plan extended national medical insurance coverage to China’s rural areas, where the bulk of the population resides. This expanded coverage will eventually encompass virtually all of China’s 1.3 billion citizens, greatly expanding the market for TCM pharmaceuticals, as well as other health care products and services. This has led to massive potential for increased sales growth for Tongli and other providers of TCM pharmaceutical products.

According to Espicom Business Intelligence, in the next three years, the PRC government’s health care investment will rise to $125 billion, compared with $96 billion for 2008. Direct health care subsidies of urban and rural residents will amount to $57 billion. China’s health care investment is expected to witness a growth of 19.7% and the overall growth rate will reach more than 25%.

Government Support of Traditional Chinese Medicine. Among its public health initiatives, the Chinese government officially supports use of TCM to enhance wellness and to treat chronic and acute diseases. The government has also commenced a program to evaluate TCM and herbal-based pharmaceuticals for coverage and reimbursement under national medical insurance. In 2002, TCM was declared a “national strategic industry” in the government’s “Development Outline of Traditional Chinese Medicine Modernization (2002 – 2010).”

Decreased Competition. According to the Information Office of the State Council of the PRC, prior to 2009, there were approximately 6,000 Chinese pharmaceutical manufacturers. That number is being significantly reduced through both marketplace attrition and direct government involvement, decreasing competition and increasing potential sales opportunities for the surviving companies. Other companies are expected to fail through lack of size and innovative and aggressive management. According to a 2009 report published by KMPG, of the approximately 4,500 pharmaceutical companies in China, the majority are small players with limited local market reach, and rapid consolidation between medium and large players in the sector is anticipated since the Chinese government has been encouraging industry consolidation with an effort to improve the Good Manufacturing Practice (GMP) standard, enforce GMP certification and to better control the pricing of drugs.

Our Products

We have been developing pharmaceuticals and health care products that incorporate elements of Chinese traditional medicine with elements of western medicine.  Tianmu Pharmaceuticals now offers drugs and health care products in several distinct categories, including:

●
Antihyperlipidemics.  These tablets, based on principles of Chinese traditional medicine, are used to reduce cholesterol levels and soften blood vessels in order to improve circulation.  Our antihyperlipidemics are offered as an affordable alternative to the statins commonly used for this purpose in western medicine. For the year ended March 31, 2010, sales of Antihyperlipidemics accounted for approximately 26.30% of our total sales revenue during the year.

●
Yuxiang Anti-Bacterial Mouthwash.  Comprised of a mixture of medicinal ingredients that counter disease and odor in the oral cavity and throat, Yuxiang Mouthwash is designed to purge bad breath caused by gum disease, abnormal sleep, nervousness, food, alcohol and smoking.  We package Yuxiang Mouthwash in bottles that are small enough to be carried conveniently, and we target customers who are travelling or away from home.  Our primary points of distribution for Yuxiang Mouthwash are restaurants and transport carriers. For the year ended March 31, 2010, sales of Yufang Anti-Bacterial Mouthwash accounted for approximately 21.47% of our total sales revenue during the year.

●
Calcium Gluconate Oral Liquid.  This is a calcium supplement used for the prevention and treatment of diseases caused by calcium deficiency, such as osteoporosis, bone hypoplasis, and rickets.  The liquid is particularly recommended for women during menopause or lactation. We believe that our product has a competitive advantage over other similar products provided by our competitors, because we have obtained a pharmaceutical license for this product, which is considerably more authoritative than the health license under which most of our competitors market their calcium supplements. For the year ended March 31, 2010, sales of Calcium Gluconate Oral Liquid accounted for approximately 17.56% of our total sales revenue during the year.

●
Yan Li Xiao Capsules. This product is designed to detoxify the body, clear heat, relieve inflammatory symptoms and can be used to treat acute tonsillitis, bacillary dysentery, acute and chronic bronchitis, acute gastroenteritis, acute mastitis and other infectious diseases. During the year ended March 31, 2010, sales of Yan Li Xiao Capsule accounted for approximately 27.15% of our total sales revenue during the year.

●
Fuke Zhidai Tablets. This product is used to treat abnormal leucorrhea which caused by chronic cervicitis, endometritis and endocolpitis. During the year ended March 31, 2010, sales of Fuke Zhidai Tablets accounted for approximately 7.51% of our total sales during the year.

We have obtained Drug Register License and Drug Production Certificate for each of the products listed above from China State Food & Drug Administration (“SFDA”). Please refer to the “Government Regulation” section for more discussion.

On December 24, 2008, we signed a patent transfer agreement with a third party Harbin Lanhai Biochemical Company Limited and paid RMB 7,030,000 (approximate to USD 1 million) to purchase a nutraceutical product from Lanhai Biochemical Company Limited. The Company’s ability to conclude this purchase and ultimately commercialize this product requires, among other things, additional assistance from the seller and obtaining government approvals. Due to the recent strict regulation regarding the examination and approval procedure, we are waiting for suspended governmental approval for the formula to be used in production of Calcium supplements and expect to obtain such approval from the China SFDA by 2011.

In August 2009, we signed a contract with a third party Harbin Sanmu Pharmaceuticals to purchase the exclusive rights to manufacture and sell a new product named Yan Li Xiao Capsule nationwide for the next seven years. We paid Harbin Sanmu Pharmaceuticals RMB 1,200,000 (approximate to USD 0.18 million) for this new product namely Yan Li Xiao Capsule in October 2009 and started to manufacture and distribute it in late 2009.

On March 21, 2010, we signed a patent purchase agreement with a third party, Tonghua Yisheng Pharmaceuticals Company Limited, to purchase a new product which we believe has significant potential for us. Total purchase price for this patent amounted to RMB 33,000,000 (approximate to USD 4.85 million) to be paid in three installments. We paid the first installment of RMB 11,000,000 (equivalent to USD 1.6 million) to Tonghua Yisheng Pharmaceuticals Company Limited in March 2010 upon execution of the purchase agreement. Our ability to conclude this purchase and ultimately commercialize this product requires additional assistance from the seller and obtaining government approvals. We believe this new drug formula will help to expand our product offering as well as market coverage in the future.

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

Marketing

We currently market exclusively within the PRC.  Our distribution network is comprised of our own direct sales personnel as well as a network of authorized distribution agents.  Currently our sales network includes:

●	15 regional distribution agents;

●	over 200 city and county level distribution agents; and

●
four national distributors, each of whom has the exclusive right to market one or more of our products if certain designated sales targets are achieved.  For example, we have given Jilin Province San Yuan Medical Ltd. the exclusive right to market our Calcium Gluconate Oral Solution and our Clindamycin Hydrochloride Capsule nationwide through March 2011 if it purchases certain designated minimum quantities of each product。

We have entered into agreements with four distributors to provide agreed upon amounts of products at pre-agreed price.  In the event a distributor does not purchase a fixed percentage of the agreed upon amounts for three consecutive months, we may terminate the agreement.  In addition to that, one agreement provides, among other things, that the distributor can become the exclusive distributor for a geographical area if certain sales targets are met.

We also market online through the “China Flagship Medicine Net”, a consortium website that offers subscribers medical information services and an online purchasing platform.

Major Customers

During the year ended March 31, 2010, our largest distributor contributed 27.2% of our total sales. No other distributor accounted for more than 10% of our sales.  In addition, our four major products (Antihyperlipidemics, Yuxiang Anti-Bacterial Mouthwash, Calcium Gluconate Oral Liquid and Yan Li Xiao Capsule) represented approximately 65% of the total sales for the year ended March 31, 2010.

Research and Development

We currently have limited resources to devote to and limited capabilities to conduct the development of new products, and as such research and development activities are not presently material to our business. We, like other TCM manufacturers, enjoy relatively low research and development expenses as most TCM medicines are based on standardized formula. In 2008, SFDA promulgated a notice of registration of Chinese traditional medicine providing that TCM composed of classic prescriptions shall be exempted from pharmacological and toxicological tests and studies. The notice defined classic prescription and classic TCM formulas as those herbal remedies recorded in ancient Chinese medicine books from Qing Dynasty or earlier which are currently widely used. According to such notice, the production and manufacturing of TCM products are subject to non-clinical safety studies only and exempted from pharmacological and toxicological tests and studies. Thus, TCM products are entitled to obtain faster SFDA approval. As such, we enjoy relatively low research and development expenses because most of our products are based on classic TCM formulas that are covered by this notice.

We have decreased research and development expenses incurred in the fiscal year ended March 31, 2010 because our current products are still under normal product cycle and our patents have provided us sufficient capabilities to meet our current production and marketing demand, accordingly, we cut off our  investment in our own research and development activities. In addition, we have switched our research and development strategy to acquiring new products with significant market potential from third parties instead of relying on our own efforts which we believe will be more efficient.

Raw Materials

We have developed purchasing relationships with a considerable number of suppliers, and have multiple sources for most of the raw materials that we require.  Our business would not be significantly affected by the loss of any one supplier.

A considerable portion of the raw materials that we require are volatile herbs, which have a brief shelf life.  This situation imposes a risk on our suppliers, who will often grow the herbs to order in order to insure an immediate market for their herbs.  The situation also necessitates that we assure ourselves that our raw material requirements are available precisely when needed.  To satisfy these conditions, it is our practice to make substantial cash advances to our suppliers in order to lock-in our raw material requirements.  As of March 31, 2010, our advances to suppliers totaled about $1,465,713, which was equal to approximately 17.1% of our revenue for the year ended March 31, 2010. As our business expands, we expect that the ratio will decrease.  However, unless we develop proprietary sources of raw material, the payment schedule for our raw materials supply will continue to have a negative effect on our cash flow.

Competition

According to the Information Office of the State Council of the PRC, prior to 2009, there were approximately 6,000 Chinese pharmaceutical manufacturers. That number is being significantly reduced through both marketplace attrition and direct government involvement, decreasing competition and increasing potential sales opportunities for the surviving companies. Other companies are expected to fail through lack of size and innovative and aggressive management. According to a 2009 report published by KMPG, of the approximately 4,500 pharmaceutical companies in China, the majority are small players with limited local market reach, and rapid consolidation between medium and large players in the sector is anticipated since the Chinese government has been encouraging industry consolidation with an effort to improve the Good Manufacturing Practice (GMP) standard, enforce GMP certification and to better control the pricing of drugs. The market continues to attract new entrants because the per capita medicine consumption in China is still low, compared to developed countries, and that shows promise for substantial growth.

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

Growth Strategies

In our fiscal year ended at March 31, 2010, we continued the execution of our product channel expansion strategy that resulted in increased market penetration of our products and expanded revenue growth.  Management plans to continue the emphasis on expanded and enhanced marketing and sales in our 2011 fiscal year and beyond.  Part of this strategy involves increasing and improving our marketing and sales activities to enhance the market leadership of our key leading products and to increase the sales of other products by expanding our sales force, solidifying our distribution network and expanding our market segment coverage, and increasing our marketing and promotional activities.

Management also plans to pursue strategic acquisitions of new products with significant market potential as part of our growth strategy in 2010 and beyond.   We plan to selectively pursue strategic acquisition opportunities to further consolidate our resources and expand our market coverage.  We believe that such an initiative will provide efficient means to broaden our product lines, increase our market coverage and complement our research and development capabilities.

Management believes that our emphasis on further commercializing and broadening our product lines, enhanced sales and marketing efforts has the potential to yield significant increases in revenue in 2010 and beyond.

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

Under the SFDA guidelines for licensing of pharmaceutical products, all pharmaceutical manufacturers must obtain and maintain Good Manufacturing Practices (“GMP”) Certificate.

Because our manufacturing facility has obtained the National GMP Certificate, we are authorized to produce products in four modes:  tablets, capsules, granules, and oral suspensions.  In addition to that, in order to market our products as pharmaceuticals, we are required to obtain Drug Register License and Drug Production Certificate specific to each product from the provincial branch of China SFDA. The process of application for such licenses is rigorous, requiring considerable testing.  On average, it costs us approximately 1 million RMB (approximately $150,000) to get the approval for each product by the SFDA. To date we have obtained Drug Register License and Drug Production Certificate for the our products listed under “Our Products” above.

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

Intellectual Property

We have registered “Tianmu” as our trademark in China.  In addition, we have obtained a patent in China that covers the method of applying blue polyethylene packaging to the bottles of our Calcium Gluconate Oral Solution. All of our employees are bound by our policy to not disclose our proprietary information, although we have no written confidentiality agreements with our employees.

Employees

We currently have approximately 86 employees, all of whom are employed on a full-time basis.  12 employees are in executive management and human resource & administration, 11 in sales, 6 in accounting, 8 in technical and 49 in manufacturing.

Executive Offices in China

Our executive offices in China are located at 1 Beijing Road, Limin Development Zone, Harbin, China. We maintain a website at www.tmyy.com.cn. Information contained on or accessed through our website is not intended to constitute and shall not be deemed to constitute part of this Report.

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

The revenues from the production and sale may not be adequate to support our expansion and product development programs. We may need substantial additional funds to build new production facilities, acquire new products,  pursue further research and development, obtain regulatory approvals, market our products, and file, prosecute, defend and enforce our intellectual property rights.

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

We have been heavily dependent on key products.

Our three major products Antihyperlipidemics, Yuxiang Anti-Bacterial Mouthwash and Calcium Gluconate Oral Liquid represented approximately 92% of the total sales for the year ended March 31, 2010.  We expect that a significant portion of our future revenue will continue to be derived from sales of these three products. If any of these three products were to become subject to a problem such as loss of patent protection, unexpected side effects, regulatory proceedings, publicity adversely affecting user confidence or pressure from competing products, or if a new, more effective treatment should be introduced, the impact on our revenues could be significant.

We face competition in the pharmaceutical market in the PRC and such competition could cause our sales revenue and profits to decline.

According to SFDA in China, there were approximately 5,071 pharmaceutical manufacturing companies in the PRC as of the end of June 2004, of which approximately 3,237 manufacturers obtained certificates of Good Manufacturing Practices Certification (“GMP”).  After GMP certification became a mandatory requirement on July 1, 2004, approximately 1,834 pharmaceutical manufacturers were forced to cease production.  Only the 3,237 pharmaceutical manufacturers with GMP certifications may continue their manufacturing operations.  As of the end of 2006, there were 4,682 enterprises manufacturing medicines and formulation in China.  The certificates, permits, and licenses required for pharmaceutical operation in the PRC create a potentially significant barrier for new competitors seeking entrance into the market.  Despite these obstacles, we face competitors that will attempt to create, or are already marketing, products in the PRC that are similar to ours.  Many of our current and potential competitors have significantly longer operating histories and significantly greater managerial, financial, marketing, technical and other competitive resources, as well as greater name recognition, than we do.  These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers or adopt more aggressive pricing policies.  We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

Our business and growth will suffer if we are unable to hire and retain key personnel that are in high demand.

Our future success depends on our ability to attract and retain highly skilled chemists, pharmaceutical engineers, technical, and marketingl, especially qualified personnel for our operations in China. Qualified individuals are in high demand in China, and there are insufficient experienced personnel to fill the demand.  Therefore we may not be able to successfully attract or retain the personnel we need to succeed.

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

Our results of operations are dependent on continually developing or acquiring new and advanced products, technologies, and processes and failure to do so may cause us to lose our competitiveness in the pharmaceutical industry and may cause our profits to decline.

To remain competitive in the pharmaceutical industry, it is important to continually develop new and advanced products, technologies and processes.  There is no assurance that our competitors’ new products, technologies and processes will not render our company’s existing products obsolete or non-competitive.  Our company’s competitiveness in the pharmaceutical market therefore relies upon our ability to enhance our current products, introduce new products, and develop and implement new technologies and processes.  Our company’s failure to technologically evolve and/or develop new or enhanced products may cause us to lose our competitiveness in the pharmaceutical industry and may cause our profits to decline.  It is likely that our efforts to grow our products lines will be focused on acquisitions of such products from third parties.  There are many risks attendant to the acquisition of assets or companies, including availability, pricing, competition and, if acquisitions are consummate, integration.  If we are unable to so acquire and integrate new products, our revenue and profitability may suffer.

The commercial success of our products depends upon the degree of market acceptance among the medical community and failure to attain market acceptance among the medical community may have an adverse impact on our operations and profitability.

The commercial performance of our products depends upon the degree of market acceptance among the medical community, such as hospitals and physicians.  Even if our products are approved by SFDA, and even if our products are authorized to be eligible for reimbursement under Chinese national medical insurance programs, there is no assurance that physicians will prescribe or recommend our products to patients.  Furthermore, a product’s prevalence and use at hospitals may be contingent upon our relationship with the medical community.  The acceptance of our products among the medical community may depend upon several factors, including but not limited to, the product’s acceptance by physicians and patients as a safe and effective treatment, cost effectiveness, potential advantages over alternative treatments, and the prevalence and severity of side effects.  Failure to attain market acceptance among the medical community may have an adverse impact on our operations and profitability.

We may not be able to obtain the regulatory approvals or clearances that are necessary to commercialize our products.

The PRC and other countries impose significant statutory and regulatory obligations upon the manufacture and sale of pharmaceutical products.  Each regulatory authority typically has a lengthy approval process in which it examines pre-clinical and clinical data and the facilities in which the product is manufactured.  Regulatory submissions must meet complex criteria to demonstrate the safety and efficacy of the ultimate products. Addressing these criteria requires considerable data collection, verification and analysis. We may spend time and money preparing regulatory submissions or applications without assurances as to whether they will be approved on a timely basis or at all.

Our product candidates, some of which are currently in the early stages of development, will require significant additional development and pre-clinical and clinical testing prior to their commercialization. These steps and the process of obtaining required approvals and clearances can be costly and time-consuming. If our potential products are not successfully developed, cannot be proven to be safe and effective through clinical trials, or do not receive applicable regulatory approvals and clearances, or if there are delays in the process:

●	the commercialization of our products could be adversely affected;

●	any competitive advantages of the products could be diminished; and

●	revenues or collaborative milestones from the products could be reduced or delayed.

Governmental and regulatory authorities may approve a product candidate for fewer indications or narrower circumstances than requested or may condition approval on the performance of post-marketing studies for a product candidate. Even if a product receives regulatory approval and clearance, it may later exhibit adverse side effects that limit or prevent its widespread use or that would force us to withdraw the product from the market.

Any marketed product and its manufacturer will continue to be subject to strict regulation after approval. Results of post-marketing programs may limit or expand the further marketing of products. Unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market and possible civil actions.

In manufacturing our products we will be required to comply with applicable good manufacturing practices regulations, which include requirements relating to quality control and quality assurance, as well as the maintenance of records and documentation. If we cannot comply with regulatory requirements, including applicable good manufacturing practice requirements, we may not be allowed to develop or market the product candidates. If we or our manufacturers fail to comply with applicable regulatory requirements at any stage during the regulatory process, we may be subject to sanctions, including fines, product recalls or seizures, injunctions, refusal of regulatory agencies to review pending market approval applications or supplements to approve applications, total or partial suspension of production, civil penalties, withdrawals of previously approved marketing applications and criminal prosecution.

Our current and future products may have inadvertent and/or harmful side effects which would expose us to the risks of litigation and a loss of revenue.

All medicines have certain side effects.  Although all of our medicines sold on market have passed proper testing and are approved by SFDA, the products may still inadvertently adverse effects on the health of the consumers. If such side effect is identified after marketing and sale of the products, the products may be required to be withdrawn from the market, or have a change in labeling. If a product liability claim is brought against us, it may, regardless of merit or eventual outcome, result in damage to our reputation, breach of contracts with consumers, decreased demand for our products, costly litigation and loss of revenue.

Natural disasters, weather conditions and other environmental factors affect our raw material supply, and a reduction in the quality or quantity of our herb supplies may have material adverse consequences on our financial results.

Our business may be adversely affected by weather and environmental factors beyond our control, such as natural disasters and adverse weather conditions.  The production of our products depends on the availability of raw materials, a significant portion of which are herbs.  These herbs tend to be very sensitive crops, which can be readily damaged by harsh weather, by disease, and by pests.  If our suppliers’ crops are destroyed by drought, flood, storm, blight, or the other woes of farming, we will not be able to meet the demands of our customers, which will have a material adverse effect on our business and financial condition and results.

If we lost control of our distribution network, our business would fail.

We depend on our distribution network for the success of our business.  During the year ended March 31, 2010, approximately 43.5% of sales were generated from four major distributors. Competitors may seek to pull our distribution network away from us.  In addition, if dominant members of our distribution network become dissatisfied with their relationship with Tianmu Pharmaceuticals, a concerted effort by the distribution network could force us to accept less favorable financial terms from the distribution network.  Either of these possibilities, if realized, would have an adverse effect on our business.

We may not be able to adequately protect our intellectual property, which could cause us to be less competitive.

We regard our trademarks, trade secrets, patents and similar intellectual property as material to our success. We rely on trademark, patent and trade secret law, as well as confidentiality and license agreements with certain of our customers and others to protect our proprietary rights. We have received trademark and patent protection for certain of our products in the PRC. No assurance can be given that our patents and licenses will not be challenged, invalidated, infringed or circumvented, or that our intellectual property rights will provide competitive advantages to us. There can be no assurance that we will be able to obtain a license from a third-party technology that we may need to conduct our business or that such technology can be licensed at a reasonable cost.

If our products fail to receive regulatory approval or are severely limited in the products scope of use, then we may be unable to recoup our research and development expenditures and we may not be able to adequately sell such products.

Our products that are approved to be manufactured as of March 31, 2010 include four medicines. The production of our pharmaceutical products is subject to the regulatory approval of the SFDA.  The regulatory approval procedure for pharmaceuticals can be quite lengthy, costly, and uncertain. Depending upon the discretion of the SFDA, the approval process may be significantly delayed by additional clinical testing and require the expenditure of currently unavailable resources; in such an event, it may be necessary for us to abandon our application.  Even where approval of the product is granted, it may contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use. If approval of our product is denied, abandoned, or severely limited in terms of the scope of products use, it may result in the inability to recoup considerable research and development expenditures already incurred.

Our certificates, permits, and license are subject to governmental control and renewal, and the failure to obtain renewal would cause all or part of our operation to be suspended and have a material adverse effect on our financial condition.

We are subject to various PRC laws and regulations pertaining to the pharmaceutical industry. We have has attained certain certificates, permits, and licenses required for the operation of a pharmaceutical enterprise and the manufacturing of pharmaceutical products in the PRC. We obtained the Medicine Production Permit in 2003 and 2004, which are subject to annual checks by the SFDA. We also have GMP certificates which are subject to annual checks by the SFDA. The pharmaceutical production permits and GMP certificates are each valid for a term of five years and must be renewed before their expiration. During the renewal process, we will be re-evaluated by the appropriate governmental authorities and must comply with the prevailing standards and regulations, which may change from time to time. In the event that we are not able to renew the certificates, permits and licenses, all or part of our operations may be suspended by the government, which would have a material adverse effect on our financial condition. Furthermore, if escalating compliance costs associated with governmental standards and regulations restrict or prohibit any part of our operations, it may adversely affect our results of operations and profitability.

We may be subject to the People’s Republic of China’s price control of drugs which may limit our profitability and even cause us to stop manufacturing certain products.

The State Development and Reform Commission of the PRC (“SDRC”) and the price administration bureaus of the relevant provinces of the PRC in which the pharmaceutical products are manufactured are responsible for the retail price control over our pharmaceutical products.  The SDRC sets the price ceilings for certain pharmaceutical products in the PRC. All of our products except those under the protection periods are subject to such price controls as of the date of this Memorandum and we prices our medicines well under government-mandated caps. There is no assurance that whether our other products will remain unaffected by the price control.  Where our products are subject to a price ceiling, we will need to adjust the product price to meet the requirement and to accommodate for the pricing of competitors in the competition for market shares.  The price ceilings set by the SDRC may limit our profitability, and in some instances, such as where the price ceiling is below production costs, may cause us to stop manufacturing certain products which may adversely affect our results of operations.

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

We may be subject to product liability claims, for which we have no insurance.

We may produce products which inadvertently have an adverse pharmaceutical effect on the health of individuals.  Existing laws and regulations in China do not require us to maintain third party liability insurance to cover product liability claims.  However, if a product liability claim is brought against us, it may, regardless of merit or eventual outcome, result in damage to our reputation, breach of contracts with our customers, decreased demand for our products, costly litigations, product recalls, loss of revenue, and our inability to commercialize some products.

Our indemnification obligations could adversely affect our business, financial condition and results of operations.

Our governing documents require us to indemnify our current and former directors, officers, employees and agents against most actions of a civil, criminal, administrative or investigative nature.  Generally, we are required to advance indemnification expenses prior to any final adjudication of an individual’s culpability.  The expense of indemnifying our current and former directors, officers and employees and agents in their defense or related expenses as a result of any actions related to the internal investigation and financial restatement may be significant and in excess of any insurance coverage we may have.  As such, there is a risk that our indemnification obligations could divert needed financial resources and may adversely affect our business, financial condition and results of operations.

A large portion of our common stock is controlled by a small number of stockholders and as a result, these stockholders are able to influence and ultimately control the outcome of stockholder votes on various matters.

Mr. Mingli Yao, our Chairman and CEO, together with his wife and daughter owns 2,698,333, or 23.7% of our outstanding shares as of the date of this Form 10-K.  As a result, these stockholders are able to influence and potentially control the outcome of stockholder votes on various matters, including the election of directors and other corporate transactions including business combinations. In addition, the occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

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

We have not yet fully developed independent corporate governance.

As of the date of this Report, we only have one director that is “independent” (as defined under Nasdaq Marketplace Rules).  Additionally, we have no audit, compensation, or nominating committees of our board of directors.  This lack of independence and independent controls over our corporate affairs may result in potential or actual conflicts of interest between our management and our stockholders.  We presently have no policy to resolve such conflicts.  The absence of such standards of corporate governance may leave our stockholders without protections against interested director or executive transactions, conflicts of interest and similar matters, which could negatively impact an investment in our company.

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

Management does not expect to hold annual meetings of stockholders in the next few years, due to the expense involved.  The current members of the Board of Directors were appointed to that position by the previous directors.  If other directors are added to the Board in the future, it is likely that the current directors will appoint them.  As a result, our stockholders will have no effective means of exercising control over the operations of our company.

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

We are dependent on our relationship with the local government in the Chinese province in which we operate our business.  The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters.  The central or local governments of in the PRC jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.  Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

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

Our operations and assets in China are subject to significant political and economic uncertainties and the company may lose all of its assets and operations if the Chinese government alters its policies to further restrict foreign participation in business operating in the PRC.

Changes in PRC laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition.  Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activities and greater economic decentralization.  There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.  We may lose all of our assets and operations if the Chinese government alters its policies to further restrict foreign participation in business operating in the PRC.

We derive all of our sales in China and a slowdown or other adverse developments in the PRC economy may materially and adversely affect our customers, demand for our products and our business.

All of our sales are generated in China.  We anticipate that sales of our products in China will continue to represent all of our total sales in the near future.  Although the PRC economy has grown significantly in recent years, we cannot assure you that such growth will continue.  The industry which we are involved in the PRC is relatively new and growing, but we do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the PRC economy which may affect demand for our products.  In addition, the Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.  Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in reduced demand for our products.  A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our products and materially and adversely affect our business.

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese Renminbi into foreign currencies and, if Chinese Renminbi were to decline in value, reducing our revenue in U.S. dollar terms.

Our reporting currency is the U.S. dollar and our operations in China use their local currency as their functional currencies. Substantially all of our revenue and expenses are in the Chinese currency, the Renminbi. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the Renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of the Renminbi to the U.S. dollar had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. In July 2005, the Chinese government changed its policy of pegging the value of the Renminbi to the U.S. dollar. Under this policy, which was halted in 2008 due to the worldwide financial crisis, the Renminbi was permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. In June 2010, the Chinese government announced its intention to again allow the Renminbi to fluctuate within the 2005 parameters. It is possible that the Chinese government could adopt an even more flexible currency policy, which could result in more significant fluctuation of Renminbi against the U.S. dollar, or it could adopt a more restrictive policy. We can offer no assurance that the Renminbi will be stable against the U.S. dollar or any other foreign currency.

Our financial statements are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign consolidated subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign consolidated subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited and we may not be able to hedge our exchange rate risks.

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

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also know as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any equity compensation plan which is so covered and is adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007.  We have begun to make option and stock grants to some of our directors and employees, who are PRC citizens and have adopted an equity compensation plan of 2 million shares. Circular 78 may require PRC citizens who receive option grants to register with SAFE. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming. Failure to comply with such provisions may subject us and recipients of such options to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

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

The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade.  However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable.  If our new business ventures are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or, may hinder or prevent us from accessing important information regarding the financial and business operations of these acquired companies.  The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under PRC laws, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring.  The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.  Although legislation in China over the past 30 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in China, these laws, regulations and legal requirements are relatively new and their interpretation and enforcement involve uncertainties, which could limit the legal protection available to us, and foreign investors, including you.  The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse impact on our operations.

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business.  Foreign companies, including some of our competitors, are not subject to these prohibitions.  Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China.  If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage.  Although we inform our personnel that such practices are illegal, we have not established formal policies or procedures for prohibiting or monitoring this conduct, and we can not assure you that our employees or other agents will not engage in such conduct for which we might be held responsible.  If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

Due to various restrictions under PRC laws on the distribution of dividends by our PRC operating companies, we may not be able to pay dividends to our stockholders.

The Wholly-Foreign Owned Enterprise Law (1986), as amended and the Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended and the Company Law of the PRC (2006) contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises, such as WFOE, may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, WFOE is required to set aside a certain amount of their accumulated profits each year, if any, to fund certain reserve funds.  These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes.

Furthermore, if our consolidated subsidiaries in China incur debt on their own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or our consolidated subsidiaries are unable to receive all of the revenues from our operations due to these contractual or dividend arrangements, we may be unable to pay dividends on our common stock.

We may have difficulty establishing adequate management, governance, legal and financial controls in the PRC.

The PRC historically has been deficient in western style management, governance and financial reporting concepts and practices, as well as in modern banking, and other control systems.  Our current management has little experience with western style management, governance and financial reporting concepts and practices, and we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC.  As a result of these factors, and especially given that we expect to be a publicly listed company in U.S. and subject to regulation as such, we may experience difficulty in establishing management, governance legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet western standards.  We may have difficulty establishing adequate management, governance, legal and financial controls in the PRC.  Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002 and other applicable laws, rules and regulations.  This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002.  Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business and the public announcement of such deficiencies could adversely impact our stock price.

It may be difficult to protect and enforce our intellectual property rights under PRC laws.

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

Under Chinese law land is owned by the state or rural collective economic organizations. The state issues to tenants the rights to use property.  Use rights can be revoked and the tenants forced to vacate at any time when redevelopment of the land is in the public interest.  The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent.  Through our operating subsidiary, we rely on these land use rights as the cornerstone of our operations for both our manufacturing facility and our corporate headquarters.  The loss of such rights would have a material adverse effect on our company as we would be required to relocate our facilities and obtain new land use rights, and there is a risk that we would not be able to accomplish such a relocation with reasonable cost or at all.

Our failure to fully comply with PRC labor laws, including laws relating to social insurance, may expose us to potential liability and increased costs.

Companies operating in China must comply with a variety of labor laws, including certain pension, health insurance, unemployment insurance and other welfare-oriented payment obligations.  Our failure to comply with these laws, including those relating to the payment of social insurance, could have a material adverse effect on our business in the form of payment obligations as well as paying administrative fines.

In addition, the new PRC Labor Contract Law took effect January 1, 2008 and governs standard terms and conditions for employment, including termination and lay-off rights, contract requirements, compensation levels and consultation with labor unions, among other topics.  In addition, the law limits non-competition agreements with senior management and other employees who have access to confidential information to two years and imposes restrictions or geographical limits.  This new labor contract law could impact our labor costs, which could adversely impact our results of operations.

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

An active and visible trading market for our common stock may not develop.

We cannot predict whether an active market for our common stock will develop in the future.  In the absence of an active trading market:

•	Investors may have difficulty buying and selling or obtaining market quotations;

•	Market visibility for our common stock may be limited; and

•	A lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

The OTCBB is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than NASDAQ or the NYSE AMEX.  The trading price of the common stock is expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts’ earnings estimates, announcements of innovations by us or our competitors, general conditions in the industry in which we operate and other factors.  These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of our common stock.

The market price for our stock may be volatile.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

●	actual or anticipated fluctuations in our quarterly operating results;
●	changes in financial estimates by securities research analysts;
●	conditions in pharmaceutical markets;
●	changes in the economic performance or market valuations of other pharmaceutical companies;
●	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;
●	addition or departure of key personnel;
●	fluctuations of exchange rates between RMB and the U.S. dollar;
●	intellectual property litigation; and
●	general economic or political conditions in China.

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

Item 4. (REMOVED AND RESERVED)

PART II

Item 5.   Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is traded on the OTC Bulletin Board under the symbols “TGLPE.OB”.  The following tables set forth, for the calendar quarter indicated, the quarterly high and low sales price for our common stock as reported on the OTC Bulletin Board.  Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions.  Further, the quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions.

	High	Low
2010 by Quarter
April 1, 2009 - June 30 , 2009	$0.51	0.51
July 1, 2009 - September 30, 2009	$0.51	0.51
October 1, 2009 - December 31, 2009	$0.51	0.05
January 1, 2010 - March 31 , 2010	$1.20	0.06

2009 by Quarter
April 1, 2008 - June 30, 2008	$1.30	0.50
July 1, 2008 - September 30, 2008	$0.6	0.51
October 1, 2008 - December 31, 2008	$0.51	0.51
January, 2009 - March 31, 2009	$0.51	0.51

On June 25, 2010, the closing price for shares of our common stock, as reported by the Over-the-Counter Bulletin Board, was $0.55.

Record Holders.

As of June 25, 2010, there were 667 registered holders of our common stock. As of June 25, 2010 there were 11,395,036 shares of common stock issued and outstanding.

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

Recent Sales of Unregistered Securities

On April 1, 2009, we issued 39,216 shares of common stock to a law firm as consideration for services. This issuance was made in reliance upon the exemption from registration under Section 4(a) of the Securities Act.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table indicates shares of common stock authorized for issuance under our 2009 Incentive Plan as of March 31, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders (a)	0	830,907
Equity compensation plans not approved by security holders	—	—
Total	0	830,907

(a)	There a no securities to be issued in the future under the Company’s 2009 Incentive Plan as only common shares (1,139,093 shares) have been issued under such plan to date.

Item 6.  Selected Financial Data

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 7.  Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Tongli Pharmaceuticals(USA) Inc. for the fiscal years ended March 31, 2010 and 2009 and should be read in conjunction with such financial statements and related notes included in this report.  Those statements in the following discussion that are not historical in nature should be considered to be forward-looking statements that are inherently uncertain. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward-Looking Statements” set forth above.

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

Development and Strategy

In our  fiscal year ended at March 31, 2010, we continued the execution of our product channel expansion strategy that resulted in increased market penetration of our products and expanded revenue growth.  Management plans to continue the emphasis on expanded and enhanced marketing and sales in our 2011 fiscal year and beyond.  Part of this strategy involves increasing and improving our marketing and sales activities to enhance the market leadership of our key leading products and to increase the sales of other products by expanding our sales force, solidifying our distribution network and expanding our market segment coverage, and increasing our marketing and promotional activities.

Management also plans to pursue strategic acquisitions as part of our growth strategy in 2010 and beyond.   We plan to selectively pursue strategic acquisition opportunities to further consolidate our resources and expand our market coverage.  We believe that such an initiative will provide effective means to broaden our product lines, increase our market coverage and complement our research and development capabilities.

Management believes that our emphasis on further commercializing and broadening our product lines, enhanced sales and marketing efforts shall continue to yield significant increases in revenue in 2010 and beyond.

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

When reviewing our financial statements, you should consider (1) our selection of critical accounting policies, (2) the judgment and other uncertainties affecting the application of those policies, and (3) the sensitivity of reported results to changes in conditions and assumptions.  We believe the following accounting policies involve the most significant judgment and estimates used in the preparation of our financial statements.

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

Principles of consolidation

The consolidated financial statements include the accounts of the Company, American Tony, TT and HTP.  All significant inter-company accounts and transactions have been eliminated upon consolidation.

Uses of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company adopted ASC 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, inventory, advance to suppliers, accounts payable and other accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with ASC 820.

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

Accounts Receivable

Accounts receivables consist primarily of receivables resulting from sales of products, and are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the evaluation and the level of past due accounts and the relationship with and the economic status of the customers.  Management believes that no allowance is necessary for the period indicated.

Inventory

Inventory is stated at the lower of cost, determined using the weighted average cost method, and net realizable value.  Costs include materials, labor and manufacturing overhead.  Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management periodically compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. No allowance for inventory markdowns is considered necessary for the years ended March 31, 2010 and 2009.

Advances to Suppliers

Advance to suppliers represent the payments made and recorded in advance for goods and services to be received. The Company’s management has developed purchasing relationships with a considerable number of suppliers to ensure multiple sources for most of the raw materials required. In the opinion of management, the Company’s business would not be significantly damaged by the loss of any one supplier.

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

The Company accounts for the impairment of long-lived assets in accordance with the guidance of FASB ASC 360-10-20 (formerly referred as Statement of Financial Accounting Standards No. 144. “Accounting for the Impairment or Disposal of Long-Lived Assets”).  Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. Based on its review, the Company believes that, as of March 31, 2010, there were no significant impairments of its long-lived assets used in operations.

Deferred income taxes

The Company accounts for income taxes in accordance with FASB ASC 740 “Income Taxes” which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, ASC 740 requires recognition of future tax benefits, such as carry-forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management reviews this valuation allowance periodically and makes adjustments as warranted.

Foreign currency translation

Since the Company operates primarily in the PRC, the Company’s functional currency is the Chinese Yuan (“RMB”).  For financial reporting purposes, RMB has been translated into United States dollars (“USD”) as the reporting currency. Equity accounts are translated at historical rates. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency translations are included in accumulated other comprehensive income.

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

Earnings per share

The Company computes earnings per share (“EPS’) in accordance with FASB ASC 260 “Earnings per Share” which requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Comprehensive income

In accordance with FASB ASC 220, comprehensive income is defined to include all changes in equity except those resulting from investments by shareholders and distributions to shareholders.  Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements.  Comprehensive income includes net income and the foreign currency translation gain, net of tax.

Statement of Cash Flows

In accordance with FASB ASC 230 “Statement of cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment reporting

FASB ASC 280-10-50 “Segment Reporting” requires the use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organized segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  ASC 280-10-50 has an immaterial effect on the Company’s financial statements, as the Company consists of only one reportable business segment.  All revenues are from sales to customers in the PRC.  Substantially all of the Company’s assets are located in the PRC.

Concentration of risks

During the year ended March 31, 2010, approximately 43.5% of sales were generated from four major distributors with the largest distributor representing 27.2% of sales.  In addition, two products manufactured by the Company represented approximately 47.8% of the total sales for the year ended March 31, 2010, versus one product represented 63.3% of total sales for the year ended March 31, 2009.

Discussion of Operating Results

The results of our operation for the twelve months ended March 31, 2010 compared to the prior comparative periods are as follows:

	As of
	March 31, 2010	March 31, 2009

Revenues	$8,591,858	$7,442,445
Cost of Sales	4,807,168	4,103,669
Gross Profit	3,784,690	3,338,776

Selling, general & administrative expeses	1,883,142	1,238,603

Other income (expenses)	(73,247)	59,423

Provision of income taxes	855,489	254,757.00

Net income	972,812	1,904,839

Foreign currency translation adjustments	11,848	174,997

Comprehensive income	$984,660	$2,079,836

Revenues, cost of sales and gross profit

Revenues increased 15.44% to approximately $8.59 million for the twelve months ended March 31, 2010 from approximately $7.44 million for the twelve months ended March 31, 2009.  The $ 1.15 million increase was attributable to the increase in sales of our product Antihyperlipidemics, supported by our marketing efforts, increasing brand recognition and effective pricing strategy and our distribution to previously unaddressed market. Part of our revenue was also generated by our recently purchased new product Yan Li Xiao Capsule which broadened our product offerings and helped to increase our sales. We have the exclusive right to use this new product’s trademark, manufacture and sell this product nationwide for the next seven years.

Management expects that our emphasis on broadening our product pipeline coupled with our continued sales channel expansions, along with our enhanced sales and marketing efforts will continue to yield increases in revenue for fiscal year 2011 and beyond.

Cost of sales was approximately $4.8 million for the twelve months ended March 31, 2010 compared to $4.1 million for the twelve months ended March 31, 2009. The $0.7 million increase in cost of sales was mainly attributable to the increased sales of our products, especially due to increased cost of sales incurred associated with the manufacturing and distribution of our recently purchased new product Yan Li Xiao Capsule. Cost of sales as a percentage of revenue increased from 55.14% to 55.95% as compared to the prior comparative period.

Gross profit was approximately $3.78 million for the twelve months ended March 31, 2010 compared to $3.34 million for the twelve months ended March 31, 2009, an increase of $0.44 million due to increased sales of our products. The gross profit as a percent of revenues for the twelve months ended March 31, 2010 decreased to 44.05% compared to 44.86% in the prior year mainly due to increasing of raw material costs as well as relatively higher costs incurred for our newly acquired Yan Li Xiao Capsule and business tax for Yan Li Xiao sales These factors led to the increased cost of sales. We expect our gross profit margin will remain in its current level with slight growth in the future.

Operating expenses

Total operating expenses increased to approximately $1.88 million for the twelve months ended March 31, 2010 from $1.23 million for the twelve months ended March 31, 2009.

As a percentage of revenues, operating expenses increased to 21.92% for the twelve months ended March 31, 2010 compared to 16.64% for the twelve months ended March 31, 2009. The $0.64 million increase in total operating expenses was primarily due to the increase in general and administrative expenses, because, on March 29, 2010, We issued 1,169,093 common shares without restrictive legend to 46 employees under our 2009 stock incentive plan and accordingly we recorded related general and administrative expenses in the amount of $1,180,784. This increase was offset by decreased R&D expenses incurred because we our current products are still under normal product cycle and our current patents have provided us sufficient capabilities to meet our current production and marketing demand, accordingly, we cut off our  investment in our own R&D activities. In addition, we have switched our R&D strategy to buy new products with great market potentials from outside parties instead of relying on our own efforts which we believe will be more effective. The decrease in our total operating expense was also attributable to our decreased selling expense for the twelve months ended March 31, 2010 because we have established relatively mature marketing network to market our products which reduced our sales efforts and advertising expenses.  Our increased brand awareness among our targeted customers also helped to reduce our selling expense. These changes are summarized below:

	As of
	March 31, 2010	March 31, 2009
General & administrative expenses	$490,323	$834,194
Non-cash compensation	1,180,784
Research & development	3,462	70,670
Depreciation and amortization expenses	153,214	177,575
Selling expenses	55,359	156,164
Total Operating expenses	$1,883,142	$1,238,603

Interest expense

Net interest expense was $73,247 for the twelve months ended March 31, 2010 (including interest expense of $73,340 and interest income of $93) compared to $182,285 for the twelve months ended March 31, 2009. The decrease of net interest expense for the twelve months ended March 31, 2010 was due to our repayment of all the bank loans as of March 31, 2009. The only interest expense relates to the loans from related parties.

Rental income

Since June 2007, HTP has leased a portion of its facility to a pharmaceutical college at a monthly rental of approximately $13,400 (RMB100,000) through September 30, 2008 and $23,300 (RMB160,000) from October 1, 2008 through March 31, 2009.  For the year ended March 31, 2009, we reported rental income of $241,708.  As of March 31, 2009, the facility became vacant and available to the Company for future operation.  No rental income was generated from the facility for the year ended March 31, 2010.

Income taxes

The majority of our net income for the period ended March 31, 2010 was from Harbin Tianmu Pharmaceuticals Co., Ltd. (“HTP”), which conducts substantially all of our operation in the PRC. Our Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The income tax expense of $855,489 for the twelve months ended March 31, 2010, an increase of $600,732 or 235.8% than prior comparative period was attributed to the increased taxable income primarily derived from HTP for the year ended March 31, 2010.

A reconciliation of tax at United States Federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	As of
	March 31, 2010	March 31, 2009
U.S.statutory income tax rate	35.0%	35.0%
Foreign tax rate difference between US and China	(10.0)%	(10.0)%
Effect of tax deduction due to NOL from China	0.0%	(20.2)%
NOL from U.S with 100% valuation allowance	21.8%	6.70%
Actual consolidated income tax rate	46.8%	11.5%

The components of deferred taxes as of March 31, 2010 and 2009 consist of the following:

	As of
	March 31, 2010	March 31, 2009
Net operating loss carry-forwards	773,165	208,732
Valuation allowance	(773,165)	(208,732)
Net deferred tax asset	-	-

Management believes the deferred tax assets as of March 31, 2010 and 2009 do not satisfy the realization criteria set forth in FASB ASC 740 and has recorded a valuation allowance for the entire net tax asset.

Net income

As a result of the above factors, we reported a net income of $972,812 for the year ended March 31, 2010, an decrease of $0.93 million or 48.9%, as compared to the net income of approximately $1.9 million for the year ended March 31, 2009, For the year ended March 31, 2010, the decrease in our net income was primarily due to our increased operating expenses primarily affected by stock based compensation, especially the $1,180,784 general and administrative expenses incurred for the 1,169,093 common shares issued to 46 employees under the 2009 incentive plan as discussed above. The decrease in our net income was also affected by our increased cost of sales associated with the manufacturing and distribution of our recently purchased new product Yan Li Xiao Capsule.

Other comprehensive income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (“RMB”).  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is intended to imply that the Renminbi amounts could have been, or could be, converted, realized or settled into USD at the rate on March 31, 2010 or at any other rate.

Translation adjustments resulting from this process amounted to $11,848 and $174,997 as of March 31, 2010 and 2009, respectively.  The balance sheet amounts with the exception of equity at March 31, 2010 were translated at 6.8259 RMB to 1.00 USD as compared to 6.8336 RMB to 1.00 USD at March 31, 2009. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended March 31, 2010 and 2009 were 6.8289 RMB and 6.8678 RMB, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. We usually finance our operation and capital expenditures through cash from operations, short-term bank loans as well as loans from the members of our management group and  an entity owned by our Chairman.

The report of our independent registered public accounting firm on the financial statements for the year ended March 31, 2009 includes an explanatory paragraph indicating substantial doubt as to the our ability to continue as a going concern. We have taken certain actions and continue to implement changes designed to improve our financial results and operating cash flows. The actions include certain cost-saving initiatives and continuous development of new and existing clients. As of March 31, 2010, our working capital has improved to $515,312 and the operating results for the twelve months ended March 31, 2010 reflect profitability. We believe that these actions will enable us to move towards profitability and improve cash flows in our operations through the coming year.

Total current assets increased to approximately $1.96 million for the twelve months ended March 31, 2010 from $1.45 million for the twelve months ended March 31, 2009.  The primary changes in our current assets during this period were from changes in cash, inventory and advance to suppliers. The decrease in cash from $50,247 at March 31, 2009 to $30,066 at March 31, 2010 was because our increased business activities required more cash to be used in our operation, the increase of inventory from $19,016 in March 31, 2009 to the amount of $109,387 as of March 31, 2010 was due to the consideration of stocking raw materials to avoid the potential material shortage in the near future, and stocking finished goods in support of future sales. The increase of advance to suppliers from $986,281 at March 31, 2009 to $1,465,713 as of March 31, 2010 was attributed to our financial support to strengthen the relationship with our raw material suppliers. These advances are short-term in nature and we believe the risk of uncollectibility is small based our past experience.

Our total current liabilities as of March 31, 2010 totaled in the amount of $1.44 million as compared to $1.73 million in prior fiscal year. The decrease in current liabilities was primarily due to our repayment of related party loans in the amount of $0.28 million. Our balance sheet at March 31, 2009, also reflects a balance due to related parties of $1,063,629 which was a working capital advances made to us by our Chairman of the Company. The decrease of related party loans by the amount of $0.28 million as compared to that of the previous year was primarily due to our repayment of such loans when cash generated from operating became available.

We believe that we have sufficient funds to operate our existing business for the next twelve months. However, in addition to funds available from our operating and loans from related parties, we may need external sources of capital for our expansion.  Currently we have budgeted $3.5 million for capital improvements. We may pursue additional debt financing which could be secured by our property and equipment and approach international equity markets for additional debt and/or equity financing.  There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all. To date we have no commitment from any source for the funds we require.

Discussion of Cash Flow

Comparison of cash flows results for the fiscal year ended March 31, 2010 to the fiscal year ended March 31, 2009, is summarized as follows:

	As of March 31
	2010	2009
Cash flow from operating activities	$2,114,395	$1,306,918
Cash flow from investing activities	$(1,786,511)	$(885,728)
Cash flow from financing activities	$(348,096)	$(511,566)

Operating activities

Cash flows provided by operating activities in the twelve months ended March 31, 2010 amounted to $2,114,395, which consist of our net income of $972,812, adds back noncash adjustments of $1,675,790 and offset by net changes in operating assets and liabilities, primarily including increase of advance to suppliers of 478,098 to maintain good relationship with the suppliers and increase in inventory of $90,309 to  stock raw materials to avoid the potential material shortage in the near future, and stock finished goods in support of future sales.  For the year ended March 31, 2010, we incurred stock-based compensation expense of $1,200,784 due to stock issued to outside consultant for services rendered and stock issued to employees under the 2009 incentive plan. Our cash provided by operating activities was greatly affected by such expense incurred.

Cash flows provided by operating activities during the twelve months ended March 31, 2009 amounted to $1,306,916, which consists of our net income of $1,904,839 ,adds back noncash adjustments of $809,854 and offset by net changes in operating assets and liabilities due to expanded operating activities, including increase in accounts receivables in the amount of $390,679, increase in advance to suppliers in the amount of $287,464 to stimulate sales and maintain good relationship with the suppliers, as well as an increase in accounts payable of $803,136 in support of expanded operating activities.

Cash flows from operations during the twelve months ended March 31, 2010 increased by $807,449 or 61.8% compared with to the same period of 2009.  The increase in our cash flows provided by operations as of March 31, 2010 was mainly becuase cash from sales were increased and rapid collection  generated more cash to be used in our operation.

Investing activities

Cash flows used in investing activities amounted to $1,786,511 in the twelve months ended March 31, 2010, which consisted of acquisition of intangible asset of $175,722. In August 2009, we signed a contract with a third party Harbin Sanmu Pharmaceuticals to purchase the exclusive rights to manufacture and sell a new product nationwide for the next seven years. We paid Harbin Sanmu Pharmaceuticals RMB 1,200,000 (approximate to USD 0.18 million) for this new product namely Yan Li Xiao Capsule in October 2009 and started to manufacture and distribute it in late 2009.  The increase in our cash flow used in investing activities also attributable to our payment made on contract deposit of RMB 1,610,789 related to purchasing a new drug formula from a third party. On March 21, 2010, we signed a patent purchase agreement with a third party Tonghua Yisheng Pharmaceuticals Company Limited to purchase a new drug with great market potentials. Total consideration for this patent transaction amounted to RMB 33,000,000 (approximate to USD 4.83 million) to be paid in three installments. The Company paid the first installment of RMB 11,000,000 (equivalent to USD 1.6 million) to Tonghua Yisheng Pharmaceuticals Company Limited in March 2010 upon signing the purchase agreement. Our ability to conclude this purchase and ultimately commercialize this product requires additional assistance from the seller and obtaining government approvals. We believe this new drug formula will help to expand our product offering as well as market coverage in the future.

Our cash flows used in investing activities amounted to $885,728 in the twelve months ended March 31, 2009, which consist of a contract deposit amounted to $1,023,619 to acquire a patent pertaining to a formula for a nutraceutical product, receipt of a refundable deposit in the amount of $414,762, payment for a portion of cost of Aim Smart of $276,000 and purchase of property and equipment of $871.

Cash flows used in investing activities in the twelve months ended March 31, 2009 increased by $900,783 or 101.7% compared to the same period in 2009.

Financing activities

Cash flows used in financing activities amounted to $348,096 in the twelve months ended March 31, 2010, which consists of repayment of related party loans of $348,096.

Our cash flows used in financing activities amounted to $511,566 in the twelve months ended March 31, 2009, which consist of proceeds from related party loans of $1,553,604, offset by repayment to related party of $1,027,627 and repayment of our bank loan of $1,017,543.

Cash flows used in financing activities decreased by $163,470 or 31.95% compared to the same period in 2009.

Off-Balance Sheet Arrangements

As of the date of this Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Inflation

Inflation has not had a material impact on our business and we do not expect inflation to have a material impact on our business in the near future.

Recent Accounting Pronouncements

In May 2009, the FASB issued guidance now codified as ASC Topic 855, Subsequent Events (“ASC 855”) which provides authoritative accounting literature related to evaluating subsequent events. ASC 855 is similar to the current guidance with some exceptions that are not intended to result in significant change to current practice. ASC 855 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company’s disclosures have been updated to reflect the adoption of this standard.

In June 2009, FASB issued guidance now codified as ASC Topic 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes only two levels of GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s financial position and results of operations. References made to FASB guidance throughout this document have been updated for the Codification.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, now included in FASB ASC 105, “Generally Accepted Accounting Principles”. This guidance establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. This guidance explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants and is effective for the Company’s current reporting period. The Company has updated its financial statement disclosures to reflect the adoption of this standard.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, now included in FASB ASC 810-10, “Consolidation”, which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a QSPE. This guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, this guidance provides more timely and useful information about an enterprise’s involvement with a variable interest entity and will become effective January 1, 2010. We are currently evaluating the impact, if any, of these guidelines.

In August 2009, the FASB issued ASU 2009-5, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (“FASB ASU 2009-5”), which  provides a single definition of fair value, a framework for measuring fair value, and requires additional disclosure about the use of fair value to measure assets and liabilities.  ASU 2009-05 provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available. In such circumstances, a reporting entity is required to measure fair value using one or more of the following techniques: (1) a valuation technique that uses: (a) the quoted price of the identical liability when traded as an asset; or (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of Topic 820 such as an income approach or a market approach.  The guidance provided in ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance.

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13 Revenue Recognition (ASC 605): Multiple-Deliverable Revenue Arrangement, which changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (VSOE) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company is currently assessing the impact to its financial condition, results of operations or cash flows.

In December 2009, FASB issued ASU 2009-17, Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities , which replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise’s involvement in variable interest entities. ASU 2009-17 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASU 2009-17 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance, including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The Company does not expect the adoption of ASU 2010-04 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued new standards in ASC 820, Fair Value Measurements and Disclosures: Improving Disclosures About Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and include conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company is currently evaluating the impact these standards will have on its financial condition, results of operations, or cash flows and does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation.  The Company does not expect the adoption of ASU 2010-05 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-01, Equity (ASC 505): Accounting for distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to ASC 505 clarifies the stock portion of a distribution to shareholders that allow them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying ASC 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU No. 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The Company does not expect the adoption of ASU 2010-08 to have a material impact on its consolidated financial statements.

In February 2010, FASB issued ASU 2010-09 Subsequent Event (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company adopted ASU 2010-09 in February 2010 and did not disclose the date through which subsequent events have been evaluated.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 8.  Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Notes thereto and the report of Paritz & Company, P.A., our independent registered public accounting firm, are set forth on pages F-1 through 17 of this Report.

Item 9.  Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10- K (the “Evaluation Date”). The evaluation of our disclosure controls and procedures included a review of our processes and the effect on the information generated for use in this Annul Report on Form 10-K. In the course of this evaluation, we sought to identify any material weaknesses in our disclosure controls and procedures and to confirm that any necessary corrective action, including process improvements, was taken. The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our SEC reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2010 based on the significant deficiencies described below.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (ICFR) as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal controls over financial reporting are designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting, and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of our internal control over financial reporting as of  March 31, 2010 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment and those criteria, our management has concluded that our internal control over financial reporting was not effective due to the following significant deficiencies  (as defined in Public Company Accounting Oversight Board Standard No. 2) in the Company’s internal controls over financial reporting. This is due to the fact that the Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in the application of US generally accepted accounting principles (“GAAP”) standards, especially related to complicated accounting issues. This could cause the Company to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to US GAAP and necessary journal entries.
The Company has relatively small number of professionals employed by the Company in bookkeeping and accounting functions, which prevents the Company from appropriately segregating duties within its internal control systems. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

Remediation of Significant Deficiencies

Based on the control deficiency identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

•
We are evaluating the roles of our existing accounting personnel in an effort to realign the reporting structure of our internal auditing staff in China that will test and monitor the implementation of our accounting and internal control procedures.

•	We are in the process of completing a review and revision of the documentation of the Company’s internal control procedures and policies.
•
We will begin implementation an initiative and training in China to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and will provide additional U.S. GAAP training to all employees involved with the performance of or compliance with those procedures and policies.

•	We will implement a formal financial reporting process that includes review by our Chief Executive Officer and the full Board of Directors of financial statements prior to filing with the SEC.
•	We will increase our accounting and financing personnel resources, by retaining more U.S. GAAP knowledgeable financial professionals.

The remedial measures being undertaken may not be fully effectuated or may be insufficient to address the significant deficiencies we identified, and there can be no assurance that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified or occur in the future. If additional significant deficiencies (or if material weaknesses) in our internal controls are discovered or occur in the future, among other similar or related effects: (i) the Company may fail to meet future reporting obligations on a timely basis, (ii) the Company’s consolidated financial statements may contain material misstatements, (iii) the Company’s business and operating results may be harmed.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not operating effectively.

Inherent Limitations Over Internal Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all errors or misstatements and all fraud. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance that the objectives of the policies and procedures are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  Our management has initiated the steps outlined above under “Remediation of Significant Deficiencies.”

Item 9B.  Other Information

None.

PART III

Item 10.   Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the Exchange Act.

The following table sets forth the names and ages of our current directors and executive officers, and positions with us held by each person.

Name	Age	Title
Mingli Yao	60	Chief Executive Officer, Chairman
Ailing Zhao	53	Corporate Secretary, Director
Yuan Yao	30	Director
Hui Shao	43	Independent Director
Li Li	43	Chief Financial Officer

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. Our officers serve at the discretion of our Board of Directors.

Mingli Yao.  Mr. Yao has been the Chief Executive Officer and a director of our company since March 2008. Since 1999, Mr. Yao has been employed as Chairman of Tianmu Pharmaceuticals.  From 1998 to 1999, Mr. Yao was employed as a manager for a construction company owned by the People’s Government of Heilongjiang Province.  In 1983, Mr. Yao earned an Associate Degree in Electronic Engineering from the China Haerbin College of Light Industry.  Mr. Yao is the husband of Ailing Zhao and the father of Yuan Yao.

Yuan Yao.  Ms. Yao has been a director of our company since March 2008. Since 2005, Ms. Yao has been employed as General Manager in charge of business operations of Tianmu Pharmaceuticals.  In 2005 Ms. Yao earned a Bachelor of Arts Degree with a concentration in Law from the China University of Political Science and Law.  Ms. Yao is the daughter of Mingli Yao and Ailing Zhao.

Ailing Zhao. Mr. Yao has been a director of our company since March 2008. Since 1999, Ms. Zhao has been employed as Deputy General Manager in charge of administration of Tianmu Pharmaceuticals.  In 1980 Ms. Zhao earned a Vocational Degree in Business from the Haerbin Business Vocational School.  Ms. Zhao is the wife of Mingli Yao and the mother of Yuan Yao.

Hui Shao. On January 8, 2009, Mr. Hui was appointed as an independent director of our company. Mr. Hui is currently a Senior Vice President of Finance of China Aoxing Pharmaceutical Company, Inc. (“China Aoxing”), a vertically integrated pharmaceutical company specializing in research, development, manufacturing and marketing of a broad range of narcotics and pain management pharmaceutical products in China. Dr. Shao joined China Aoxing in January 2007 after ten years working in various aspects of the pharmaceutical industry. From 2003 to 2006, Dr. Shao served as a buy-side healthcare analyst for investment firms, initially Mehta Partners LLC and then Kamunting Street Asset Management. From 1997 to 2003 Dr. Shao was employed as Principal Scientist by Roche Pharmaceuticals in Nutley, New Jersey. Dr. Shao was awarded a B.S. in Polymer Chemistry at the University of Science and Technology in China. He then earned a Ph.D. in Organic Chemistry at the University of California, San Diego, and an M.B.A. in Finance and Accounting from the Stern School of Business at New York University.

Li Li. Mr. Li was appointed as Chief Financial Officer on March 16, 2009. Mr. Li joined Harbin Tianmu Pharmaceutical Inc., a wholly owned operating subsidiary of our company, as Chief Financial Officer in 2009.  Prior to that, he had served as Chief Financial Officer of Sanpu Pharmaceutical Co., Ltd. from 2006 to 2008, and Chief Financial Officer of Harbin Qiulin Co., Ltd. from 1999 to 2005.  Mr. Li earned an M.B.A. in Finance from Peking University.

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
●
assisting in the oversight of the integrity of our financial statements, our company’s compliance with legal and regulatory requirements, its independent auditors’ qualifications, and independence and the performance of the independent auditors;

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

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year ended on March 31, 2010, our officers, directors and ten percent stockholders are in compliance with Section 16(a) except one late filing for each of Ailing Zhao and Mingli Yao in connection with Ms. Zhao’s transfer of 1,998,333 shares to a third party.

Item 11.  Executive Compensation.

The following table sets forth all compensation received during the last two fiscal years by our Chief Executive Officer, Chief Financial Officer and each of the other most highly compensated executive officers whose total compensation exceeds $ 100,000 in such fiscal years.  These officers are referred to as the Named Executive Officers in this Report.

All the executive officers were paid in RMB and the amounts reported in this table have been converted from Renminbi to U.S. dollars based on the March 31, 2010 conversion rate of RMB 6.8263 to $1.00.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yaoming Li	2010	$8,777	-	-	-	-	-	-	$8,777
Chief Executive Officer	2009	$8,777	-	-	-	-	-	-	$8,777

Ailing Zhao,	2010	$8,777	-	-	-	-	-	-	$8,777
Corporate Secretary	2009	$8,777	-	-	-	-	-	-	$8,777

Li Li	2010	$8,777	-	-	-	-	-	-	$8,777
Chief Financial Officer	2009	$8,777	-	-	-	-	-	-	$8,777

Director Compensation

Mr. Mingli Yao, Ms. Ailing Zhao and Mr. Yuan Yao are paid in their capacity as executive officers of our company and they do not receive any additional compensation for their service as directors.

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mingli Yao	-		-	-	-	-	-	-
AilingZhao	-		-	-	-	-	-	-
Yuan Yao	-		-	-	-	-	-	-
Hui Shao	$4,395	$		-	-	-	-	$4,395

(1)          All the Directors were paid in RMB and the amounts reported in this table have been converted from Renminbi to U.S. dollars based on the March 31, 2010 conversion rate of RMB 6.8263 to $1.00.

We have historically entered into written agreements with our non-employee directors.  Mr. Hui Shao is a party to such an agreement, pursuant to which he is entitled to receive an annual cash fee of a $30,000 and 40,000 shares of our common stock.  In addition, Mr. Shao is entitled to reimbursement for reasonable and substantiated expenses incurred by him in furtherance of his performance of duties to our company. As of the date of this Annual Report, the 40,000 shares have not been issued yet.

Outstanding Equity Awards Narrative Disclosure

As of March 31, 2010, 1,169,093 shares have been issued to employees and consultants of the Company under the 2009 Incentive Plan.

2009 Incentive Plan

On August 13, 2009, our Board of Directors and the stockholders holding a majority of the Company’s outstanding voting stock approved the 2009 Incentive Plan (the “Plan”).  The purpose of the Plan is to provide additional incentive to selected employees, officers, directors and consultants of our company or its affiliates, to attract and retain the best available personnel for positions of substantial responsibility, and to promote the long-term success of our business.

The Plan currently provides that a maximum of 2,000,000 shares of Common Stock may be issued under the Plan (subject to adjustment in the event of stock split or other changes in the Common Stock as provided in the Plan).

Administration

The Plan is administered by our Board of Directors.  The Board has, by resolution, delegated authority to our executive officers to issue up to 200,000 shares or options under the Plan to any single recipient without prior Board of Directors approval (the “Issuance Cap”), with the proviso that: (i) any single or series of related issuances in excess of the Issuance Cap shall require the approval of the Board of Directors or a designated committee thereof and (ii) such officers are required to review with the Board of Directors or a designated committee thereof no less than quarterly all issuances made under the Plan.

Type of Awards

We may grant the following types of awards under the Plan:

•	Incentive Stock Option
•	Non-Qualified Stock Option
•	Restricted Shares

Option Terms

The options granted under the Plan will be evidenced by an award agreement. The Administrator shall specify the grant date, exercise price, terms, conditions, and restriction for the exercise of the options. No option shall in any event be exercisable after ten years from the date of grant, and no Incentive Stock Option granted to a ten percent shareholder shall become exercisable five years from the date of grant.

The exercise price shall be no less than the Fair Market Value per Share on the date of grant and the exercise price of an Incentive Stock Option granted to an employee who owns more than 10% of the our stock shall be no less than one hundred and ten percent of the fair market value per Share on the date of grant.

Eligibility

Employees, directors, officers and consultants in the service of our company or its affiliated are eligible to participate in the Plan. Determinations as to eligibility shall be made by the Administrator.  Options issued in the form of Incentive Stock Options may only be granted to our employees.

Transferability

No unexercised or restricted award shall be assignable or transferable by a recipient other than by will or the laws of descent and distribution; provided, unless that the Administrator determines otherwise.

Restrictions on Resale

Certain of our officers and directors may be deemed to be “affiliates” of the Company as that term is defined under the Securities Act.  The Common Stock acquired under the Plan by an affiliate may be reoffered or resold only pursuant to an effective registration statement or pursuant to Rule 144 under the Securities Act or other exemption from the registration requirements of the Securities Act.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The table sets forth below certain information regarding the beneficial ownership of our common stock as of June 25, 2010, based on 11,395,036 aggregate shares of common stock outstanding as of such date, by: (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock with the address of each such person, (ii) each of our present directors and officers, and (iii) all officers and directors as a group.

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

All share ownership figures include shares of our Common Stock issuable upon securities convertible or exchangeable into shares of our Common Stock within sixty (60) days of June 25, 2010, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Mingli Yao	1,998,333	17.5%
Yuan Yao	700,000	6.1%
Ailing Zhao	1,998,333	17.5%
Hui Shao	40,000	0.35%
Li Li	0	0
All officers and directors as a group (5 persons)	2,738,333	23.95%

Item 13.  Certain Relationships and Related Party Transactions

A note from Harbin Commercial Bank is secured by certain real estate assets owned by the principal shareholder of the Company and guaranteed by Heilongjiang Tongli Technology Co., Ltd. The Company has repaid the loan in full as of March 10, 2009.

The Company has a month to month sub-lease arrangement for its New York office with a company owned by its Chairman. This arrangement began on March 31, 2008 and the monthly rental was $3,950 which was the same as the amounts incurred by the related entity. This arrangement has ended on March 31, 2009. Started on April 1, 2009, a new lease agreement with a monthly rental of $1,950 under the name of the chairman has been arranged for the Company’s New York office.

As of March 31, 2010, the Company has a balance of $ 788,166 due to related parties. This includes amounts payable to members of our management who have loaned funds to us to help us fund working capital deficits.

	As of
	March 31, 2010	March 31, 2009
Harbin Tianmu Real Estate Development Co., Ltd. (a)	$(308,705)	$(688,808)
Chairman of the Company (a)	(458,874)	(354,234)
US Hua Sky International Investment LLC. (b)	(20,587)	(20,587)

Total	$(788,166)	$(1,063,629)

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

Item 14.  Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our independent registered public accounting firms Paritz & Company, P.A. during the fiscal years ended March 31, 2010 and March 31, 2009 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	March 31, 2010	March 31, 2009
Audit Fees	$41,000	30,000
Audit Related Fees	$-	-
Tax Fees	$1,250
All Other Fees	$-	-
TOTAL	$42,250	30,000

Part IV

Item 15.  Exhibits

Item Number	Description
23.1*	Consent of Paritz & Company, PA
(31)	Section 302 Certification
31.1*	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
(32)	Section 906 Certification
32.1*	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2*	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

* filed herewith

INDEX TO FINANCIAL STATEMENTS

TONGLI PHARMACEUTICALS (USA) INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Tongli Pharmaceuticals (USA), Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Tongli Pharmaceuticals (USA), Inc. and Subsidiaries as of March 31, 2010 and 2009 and the related consolidated statements of income and other comprehensive income, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of is internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tongli Pharmaceuticals (USA), Inc. and Subsidiaries as of March 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ Paritz & Company, P.A.

Hackensack, New Jersey
June 28, 2010

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2010	2009
ASSETS

Current assets:
Cash	30,066	50,247
Accounts Receivable	351,991	395,170
Inventory	109,387	19,016
Prepaid expense	3,900	-
Advance to suppliers	1,465,713	986,281
Total current assets	1,961,057	1,450,714

Property and equipment, net	6,744,376	7,076,746
Contract deposits	2,641,418	1,028,736
Intangible assets, net	163,244	-

Total assets	11,510,095	9,556,196

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	101,611	119,643
Due to related parties	788,166	1,063,629
Accrued expenses and other current liabilities	555,969	542,892
Total current liabilities	1,445,746	1,726,164

Stockholders' Equity
Preferred stock, $0.001 par value,
Authorized 1,000,000 shares; none issued	-	-
Common stock, $0.001 par value
Issued and outstanding- 11,395,025 and 10,186,716 shares, respectively	11,395	10,187
Additional paid-in-capital	7,913,799	6,665,349
Accumulated other comprehensive income	1,142,133	1,130,285
Retained earnings	997,022	24,210

Total Stockholders' equity	10,064,349	7,830,031

Total liabilities and Stockholders' equity	$11,510,095	$9,556,196

See notes to consolidated financial statements

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME AND OTHER COMPREHENSIVE INCOME

	For the years ended March 31,
	2010	2009

Revenue	$8,591,858	$7,442,445

Cost of sales	4,807,168	4,103,669

Gross Profit	3,784,690	3,338,776

Operating expenses:
General & administrative expenses	490,323	834,194
Non cash Compensation	1,180,784
Research & development expenses	3,462	70,670
Depreciation expenses	153,214	177,575
Selling expenses	55,359	156,164
Total operating expenses	1,883,142	1,238,603

Operating income	1,901,548	2,100,173

Other Income (expenses):
Interest expense-related party	(73,340)	(182,285)
Other income	93	-
Rental income	-	241,708
Total other income (expenses)	(73,247)	59,423

Income before income taxes	1,828,301	2,159,596

Income Taxes	855,489	254,757

Net Income	972,812	1,904,839

Other Comprehensive item:
Foreign Currency Translation adjustment	11,848	174,997

Comprehensive income	984,660	2,079,836

Basic and diluted income per share	$0.10	$0.19

Basic and diluted weighted average shares outstanding	10,232,231	9,968,824

See notes to consolidated financial statements

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$972,812	$1,904,839
Adjustments to reconcile net income to net cash provided
operating activities:
Depreciation and amortization	352,791	346,357
Bad debt
Amortization of stock compensation	48,875	97,909
Accrued interest- related party	73,340	57,141
Stock issued for services	19,999	-
Non cash compensation	1,180,784	-
Changes in operating assets and liabilities:		-
Accounts receivable	43,607	(390,679)
Inventory	(90,309)	(7,498)
Advances to suppliers	(478,098)	(287,464)
Prepaid expenses	(3,900)	-
Accounts payable	(18,158)	(803,136)
Accrued expenses and other current liabilities	12,651	389,447
Net cash provided by operating activities	2,114,395	1,306,918

Cash flows from investing activities
Acquisition of property and equipment	-	(871)
Refundable deposit related to terminated acquisitions	-	414,762
Payment of contract deposit	(1,610,789)	(1,023,619)
Acquisition of intangible assets	(175,722)
Payment made on Aim Smart acquisition	-	(276,000)
Net cash used in investing activities	(1,786,511)	(885,728)

Cash flows from financing activities
Payment of bank loans, net	-	(1,017,543)
Repayment of related party loans	(348,096)	(1,027,627)
Proceeds from related party loans		1,533,604
Net cash (used in) financing activities	(348,096)	(511,566)

Effect of exchange rate changes on cash	30	9,993

Decrease in cash	(20,181)	(80,383)

Cash, beginning of the period	50,247	130,630

Cash, end of the period	$30,066	$50,247

Supplemental cash flow information
During the period, cash was paid for the following:
Income taxes	$833,241	$-
Interest paid	$-	$158,222

Noncash investing and financing activities
Reduction of related debt in connection with terminated construction project	$-	$588,886
Payment made by the officer on Aim Smart acquisition	$-	$249,000

See notes to consolidated financial statements

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

						Accumulated	Retained
						Other	Earnings
	Preferred Stock		Common Stock		Additional	Comrehensive	(Accumulated
	Shares	Amount	Shares	Amount	Paid in capital	Income	Deficits)	Total

Balance - March 31, 2008	-	$-	9,963,216	$9,963	$7,092,663	$955,288	$(1,880,629)	$6,177,285

Effects of reverse merger			(100,000)	(100)	(524,900)	-	-	(525,000)

Stock issued for services			323,500	324	146,461	-	-	146,785

Unearned stock compensation			-	-	(48,875)	-	-	(48,875)

Foreign currency translation adjustment			-	-	-	174,997	-	174,997

Net income			-	-	-		1,904,839	1,904,839

Balance - March 31, 2009	-	$-	10,186,716	$10,187	$6,665,349	$1,130,285	$24,210	$7,830,031

Stock issued for services	-	-	39,216	39	19,960	-	-	19,999
								-
Stock issued to employees under 2009 stock incentive plan			1,169,093	1,169	1,179,615			1,180,784

Earned stock compensation	-	-	-		48,875	-		48,875

Foreign currency translation adjustment	-		-	-	-	11,848	-	11,848
								-
Net Inocme			-	-	-	-	972,812	972,812
								-
Balance - March 31, 2010	-	$-	11,395,025	11,395	7,913,799	1,142,133	997,022	$10,064,349

See notes to consolidated financial statements

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2010 AND 2009

1          ORGANIZATION AND BASIS OF PRESENTATION

Organization

Tongli Pharmaceuticals (USA), Inc. (“TP” or the “Company”), formally known as Aim Smart Corporation (“Aim Smart”), was originally formed in the State of Colorado in April 1998 and reorganized as a Delaware corporation in September 2007.

On July 29, 2008, Aim Smart acquired all of the outstanding capital stock of American Tony Pharmaceutical, Inc., a Delaware corporation (“American Tony”), by issuing 9,700,000 shares of its common stock to the shareholders of American Tony, representing 96.7% of the outstanding shares of Aim Smart. Immediately after the Merger, Aim Smart assigned ownership of the merged company to Hua Sky Investment Ltd. (“Hua Sky”), a wholly-owned subsidiary of Aim Smart, which was organized under the Business Company Act of the British Virgin Islands. Subsequent to the Merger, Aim Smart changed its name to Tongli Pharmaceuticals (USA), Inc. (“TP”). American Tony also paid $525,000 for its controlling interest in Aim Smart and this interest was acquired solely to effectuate the reverse merger and was paid for with $276,000 of its own funds and a $249,000 loan from the officer. This cost was charged to additional paid-in capital at the time of the merger.

The acquisition has been accounted for as a reverse merger under the purchase method of accounting since there has been a change of control. Accordingly, American Tony and its subsidiaries are treated as the continuing entities for accounting purposes. Whereas the entity formally known as Aim Smart is the legal surviving entity.

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

2          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company, American Tony, TT and HTP.  All significant inter-company accounts and transactions have been eliminated upon consolidation.

Uses of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company adopted ASC 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, inventory, advance to suppliers, accounts payable and other accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with ASC 820.

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

Accounts Receivable

Accounts receivables consist primarily of receivables resulting from sales of products, and are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the evaluation and the level of past due accounts and the relationship with and the economic status of the customers.  Management believes that no allowance is necessary for the period indicated.

Inventory

Inventory is stated at the lower of cost, determined using the weighted average cost method, and net realizable value.  Costs include materials, labor and manufacturing overhead.  Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management periodically compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. No allowance for inventory markdown is considered necessary for the years ended March 31, 2010 and 2009.

Advances to Suppliers

Advance to suppliers represent the payments made and recorded in advance for goods and services to be received. The Company’s management has developed purchasing relationships with a considerable number of suppliers to ensure multiple sources for most of the raw materials required. In the opinion of management, the Company’s business would not be significantly damaged by the loss of any one supplier.

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

The Company accounts for the impairment of long-lived assets in accordance with the guidance of FASB ASC 360-10-20.  Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. Based on its review, the Company believes that, as of March 31, 2010, there were no significant impairments of its long-lived assets used in operations.

Deferred income taxes

The Company accounts for income taxes in accordance with FASB ASC 740 “Income Taxes” which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, ASC 740 requires recognition of future tax benefits, such as carry-forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management reviews this valuation allowance periodically and makes adjustments as warranted.

Foreign currency translation

Since the Company operates primarily in the PRC, the Company’s functional currency is the Chinese Yuan (”RMB”).  For financial reporting purposes, RMB has been translated into United States dollars ("USD") as the reporting currency. Equity accounts are translated at historical rates. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income". Gains and losses resulting from foreign currency translations are included in accumulated other comprehensive income.

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

Earnings per share

The Company computes earnings per share (“EPS’) in accordance with FASB ASC 260 “Earnings per Share” which requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Comprehensive income

In accordance with FASB ASC 220, comprehensive income is defined to include all changes in equity except those resulting from investments by shareholders and distributions to shareholders.  Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements.  Comprehensive income includes net income and the foreign currency translation gain, net of tax.

Statement of Cash Flows

In accordance with FASB ASC 230 “Statement of cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

 Segment reporting

FASB ASC 280-10-50 “Segment Reporting" requires the use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organized segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  ASC 280-10-50 has an immaterial effect on the Company’s financial statements, as the Company consists of only one reportable business segment.  All revenues are from sales to customers in the PRC.  Substantially all of the Company’s assets are located in the PRC.

Concentration of risks

During the year ended March 31, 2010, approximately 43.5% of sales were generated from four major distributors with the largest distributor representing 27.2% of sales.  In addition, four products manufactured by the Company (including Antihyperlipidemics, Anti-bacterial Mouthwash, Calcium Gluconate Oral Liquid and Yan Li Xiao Capsule) represented approximately 92% of the total sales for the year ended March 31, 2010, as compared to one product which represented 63.3% of total sales for the year ended March 31, 2009.

New Accounting Pronouncements

In August 2009, the FASB issued ASU 2009-5, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (“FASB ASU 2009-5”), which  provides a single definition of fair value, a framework for measuring fair value, and requires additional disclosure about the use of fair value to measure assets and liabilities.  ASU 2009-05 provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available. In such circumstances, a reporting entity is required to measure fair value using one or more of the following techniques: (1) a valuation technique that uses: (a) the quoted price of the identical liability when traded as an asset; or (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of Topic 820 such as an income approach or a market approach.  The guidance provided in ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance.

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13 Revenue Recognition (ASC 605): Multiple-Deliverable Revenue Arrangement, which changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (VSOE) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company is currently assessing the impact to its financial condition, results of operations or cash flows.

In December 2009, FASB issued ASU 2009-17, Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities , which replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise's involvement in variable interest entities. ASU 2009-17 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASU 2009-17 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance, including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The Company does not expect the adoption of ASU 2010-04 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued new standards in ASC 820, Fair Value Measurements and Disclosures: Improving Disclosures About Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and include conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company is currently evaluating the impact these standards will have on its financial condition, results of operations, or cash flows and does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation.  The Company does not expect the adoption of ASU 2010-05 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-01, Equity (ASC 505): Accounting for distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to ASC 505 clarifies the stock portion of a distribution to shareholders that allow them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying ASC 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU No. 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, FASB issued ASU 2010-09 Subsequent Event (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company adopted ASU 2010-09 in February 2010 and did not disclose the date through which subsequent events have been evaluated.

3           INVENTORY

As of March 31, 2010 and 2009, inventory consists the following:

	As of
	March 31, 2010	March 31, 2009
Raw materials	$32,313	$15,100
Finished goods	77,074	3,916

Total	$109,387	$19,016

4           PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	As of
	March 31, 2010	March 31, 2009
Building	$7,113,343	$7,105,308
Right to use land	395,552	395,107
Machinery and equipment	1,022,933	1,021,778
Office equipment	16,066	16,057
Vehicle	99,418	99,305
Total	$8,647,311	$8,637,556
Less: accumulated depreciation and amortization	1,902,935	1,560,809
Total	$6,744,376	$7,076,746

Depreciation and amortization expenses were $352,791 and $346,357 for the years ended March 31, 2010 and 2009, respectively.
5           CONTRACT DEPOSIT

Contract deposits represents payments under material contracts by which the Company intends to purchase drug formula to be used in the manufacturing and increasing its product lines. On December 24, 2008, the Company signed a patent transfer agreement with a third party Harbin Lanhai Biochemical Company Limited and paid RMB 7,030,000 (approximately $1.03 million) for the purchase of a nutraceutical product from Lanhai Biochemical Company Limited. The Company’s ability to conclude this purchase and ultimately commercialize this product requires, among other things, additional assistance from the seller and obtaining government approvals. Due to the recent strict regulation regarding the examination and approval procedure, the Company is now still waiting for suspended governmental approval for the formula to be used in production of Calcium supplements and is expected to obtain such approval from the China State Food & Drug Administration (“SFDA”) by 2011.

On March 21, 2010, the Company signed a patent purchase agreement with a third party Tonghua Yisheng Pharmaceuticals Company Limited for purchase of a new drug. Total contract price for this patent transaction amounted to RMB 33,000,000 (approximate to USD 4.85 million) to be paid in three installments. The Company paid the first installment of RMB 11,000,000 (equivalent to USD 1,611,514) to Tonghua Yisheng Pharmaceuticals Company Limited in March 2010 upon signing the purchase agreement. The Company’s ability to conclude this purchase and ultimately commercialize this product requires additional assistance from the seller and obtaining government approvals.

6           INTANGIBLE ASSETS

Intangible assets primarily represent a new product’s sales right specified by a contract between the Company and an outside party Harbin Sanmu Pharmaceuticals. The Company paid RMB 1,200,000 (equivalent to USD 175,772) to Harbin Sanmu Pharmaceuticals in October 2009 for the exclusive rights to use the product’s trademark, manufacture and sell the product nationwide for seven years. Management believes that this new product has great market potentials and will generate additional revenue for fiscal year 2010 and beyond. The Company amortizes such product sales right using straight-line method for seven years. As of March 31, 2010, the amortization expense totaled $12,557.

7           DUE TO RELATED PARTIES

Due to related parties consist of the following:

	As of
	March 31, 2010	March 31, 2009
Harbin Tianmu Real Estate Development Co., Ltd. (a)	$(308,705)	$(688,808)
Chairman of the Company (a)	(458,874)	(354,234)
US Hua Sky International Investment LLC. (b)	(20,587)	(20,587)

Total	$(788,166)	$(1,063,629)

(a)	These loans bear interest at 7% per annum and are due on demand..

(b)
The Company has a month to month sub-lease arrangement for its New York office with a company owned by its Chairman. This arrangement began on March 31, 2008 and the monthly rental was $3,950 which was the same as the amounts incurred by the related entity. This arrangement has ended on March 31, 2009. A new lease agreement commenced on April 1, 2009 with a monthly rental of $1,950 under the name of the chairman has been arranged for the Company’s New York office.

8           STOCKHOLDERS’ EQUITY

On March 16, 2009, the Company issued 100,000 shares of common stock to a consultant. The Company’s contract with this consultant has a term of one year, and the unearned stock compensation will be amortized as expense over one year from the date of the grant. As of March 31, 2010, the above one-year stock based compensation has been fully amortized. The amortization of this stock compensation for the twelve months ended March 31, 2010 was $48,875.

On April 1, 2009, the Company issued 39,216 shares of common stock to a law firm for legal services rendered and recorded at its fair value of $20,000.

In December 2009 the Company established the 2009 Incentive Plan (“the Plan”) to provide additional incentive to selected employees, officers, directors and consultants of the Company and to retain the best available personnel for positions of substantial responsibility and to promote the long-term success of the Company. 2,000,000 shares were initially reserved for issuance pursuant to awards granted under the Plan. Awards may be in the form of incentive stock options, non-qualified stock options, restricted shares or other arrangements or programs. On March 29, 2010, The Company issued 1,169,093 common shares to 46 employees without restrictive legend. The Company recorded the fair value of $1,180,784 for these issued shares.

9           EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed by dividing income available to stockholders of our common stock by the weighted-average number of shares of common stock outstanding for the twelve months ended March 31, 2010 and 2009. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock have been issued and if the additional shares of common stock were dilutive. There are no common stock equivalents available for dilution purposes as of March 31, 2010 and 2009, respectively. The following demonstrates the calculation for earnings per share for the twelve months ended March 31, 2010 and 2009:

	As of
	March 31, 2010	March 31, 2009
Net income	$972,812	$1,904,839

Weighted shares outstanding- Basic and diluted	10,232,231	9,968,824

Earning per share- Basic	$0.10	$0.19

Earnings per share- Diluted	$0.10	$0.19

10         TAXES

(a)  Corporation income tax (“CIT”)

The Company has not recorded a provision for U.S federal income tax for the year ended March 31, 2010 and 2009 due to the net operating losses in the United States which the Company has set up 100% valuation allowance.

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

A reconciliation of tax at United States Federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	As of
	March 31, 2010	March 31, 2009
U.S.statutory income tax rate	35.0%	35.0%
Foreign tax rate difference between US and China	(10.0)%	(10.0)%
Effect of tax deduction due to NOL from China	0.0%	(20.2)%
NOL from U.S with 100% valuation allowance	21.8%	6.70%
Actual consolidated income tax rate	46.8%	11.5%

The components of deferred taxes as of March 31, 2010 and 2009 consist of the following:

	As of
	March 31, 2010	March 31, 2009
Net operating loss carry-forwards	773,165	208,732
Valuation allowance	(773,165)	(208,732)
Net deferred tax asset	-	-

Management believes the deferred tax assets as of March 31, 2010 and 2009 do not satisfy the realization criteria set forth in FASB ASC 740 and has recorded a valuation allowance for the entire net tax asset.

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

11        COMMITMENTS AND CONTINGENCIES

The Company entered into agreements with three distributors to provide agreed upon amounts of products at pre-agreed pricing. These agreements expire in March 2010. In the event a distributor does not purchase a fixed percentage of the agreed upon amounts for three consecutive months, the Company may terminate the agreement. In addition, one agreement provides, among other things, that the distributor can become the exclusive distributor for a geographical area if certain sales targets are met. Revenues for the year ended March 31, 2010 and 2009 were immaterial from these agreements.

On March 21, 2010, the Company signed a patent purchase agreement with a third party Tonghua Yisheng Pharmaceuticals Company Limited for purchase of a new drug.  Total contract price for this patent transaction amounted to RMB 33,000,000 (approximate to USD 4.85 million) to be paid in three installments. The Company paid the first installment of RMB 11,000,000 (equivalent to USD 1,611,514) to Tonghua Yisheng Pharmaceuticals Company Limited in March 2010 upon signing the purchase agreement. The Company’s ability to conclude this purchase and ultimately commercialize this product requires additional assistance from the seller and obtaining government approvals.

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

Dated: June 29, 2010
/s/ Mingli Yao
Mingli Yao
Chief Executive Officer and Chairman

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mingli Yao	Chief Executive Officer and Chairman	June 29, 2010
Mingli Yao

/s/ Li Li	Chief Financial Officer	June 29, 2010
Li Li

/s/ Ailing Zhao	Corporate Secretary and Director	June 29, 2010
Ailing Zhao

/s/ Yuan Yao	Director	June 29, 2010
Yuan Yao

/s/ Hui Shao	Director	June 29, 2010
Hui Shao