Form 10-Q
period 2010-06-30
Tongli Pharmaceuticals (USA), Inc.
filed 2010-08-16
CIK 1052284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ending June 30, 2010

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________ to ________.

Commission file number: 000-52954

Tongli Pharmaceuticals (USA), Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1090791
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

136-17 Maple Avenue, 11H Flushing, NY	11355
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 16, 2010, there were 11,395,036 outstanding shares of common stock of the registrant, par value $.001 per share.

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

PART I

ITEM 1.         FINANCIAL STATEMENTS

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2010	March 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash	114,580	30,066
Accounts receivable	714,560	351,991
Inventory	264,659	109,387
Prepaid expense	3,900	3,900
Advance to suppliers	2,065,164	1,465,713
Total current assets	3,162,863	1,961,057

Property and equipment, net	6,703,340	6,744,376
Contract deposits (Note 2)	2,658,727	2,641,418

Intangible assets, net (Note 3)	157,994	163,244
Total assets	12,682,924	11,510,095

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	172,052	101,611
Due to related parties (Note 4)	856,771	788,166
Accrued expenses and other current liabilities	571,616	555,969
Total current liabilities	1,600,439	1,445,746

Stockholders’ Equity
Preferred stock, $0.001 par value, Authorized 1,000,000 shares; none issued	-	-
Common stock, $0.001 par value Issued and outstanding- 11,395,025 shares	11,395	11,395
Additional paid-in-capital	7,913,799	7,913,799
Accumulated other comprehensive income	1,221,621	1,142,133
Retained earnings	1,935,670	997,022
Total Stockholders’ Equity	11,082,485	10,064,349

Total Liabilities and Stockholders’ Equity	$12,682,924	$11,510,095

See accompanying notes to the condensed consolidated financial statements.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended June 30,
	2010	2009

Revenue	$3,213,420	$2,347,094

Cost of sales	1,790,142	1,256,951

Gross Profit	1,423,278	1,090,143

Operating expenses:
General and administrative expenses	87,080	131,973
Research and development expenses	-	3,461
Depreciation expenses	37,259	39,398
Selling expenses	14,599	17,929
Total operating expenses	138,938	192,761

Operating income	1,284,340	897,382

Other Income (expenses):
Interest expense, related party	(13,904)	(17,892)
Total other income (expenses)	(13,904)	(17,892)

Income before income taxes	1,270,436	879,490

Income Taxes	331,786	245,582

Net Income	938,650	633,908

Other Comprehensive item:
Foreign Currency Translation adjustment	79,488	4,552

Comprehensive income	1,018,138	638,460

Basic and diluted income per share	$0.08	$0.06

Basic and diluted weighted average shares outstanding	11,395,025	10,225,501

See accompanying notes to the condensed consolidated financial statements.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended June 30,
	2010	2009
Cash flows from operating activities
Net income	$938,650	$633,908
Adjustments to reconcile net income to net cash provided (used in) operating activities:
Depreciation and amortization	90,939	86,386
Amortization of stock compensation	-	12,750
Accrued interest- related party	13,904	17,900
Stock issued for services	-	20,000
Changes in operating assets and liabilities:
Accounts receivable	(358,011)	(327,681)
Inventory	(153,591)	(171,269)
Advances to suppliers	(586,160)	(448,623)
Prepaid expenses	-	-
Accounts payable	69,340	117,039
Accrued expenses and other current liabilities	12,809	(95,034)
Net cash provided by (used in) operating activities	27,880	(154,624)

Cash flows from financing activities
Proceeds from related party loans	56,231	193,638
Net cash provided by financing activities	56,231	193,638

Effect of exchange rate changes on cash	403	17

Net increase in cash	84,514	39,031

Cash, beginning of the period	30,066	50,247

Cash , end of the period	$114,580	$89,278

Supplemental cash flow information
During the period, cash was paid for the following:
Income taxes	$278,653	$204,745
Interest paid	$-	$-

See accompanying notes to the condensed consolidated financial statements.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2001
(UNAUDITED)

1.	BASIS OF PRESENTATION

Tongli Pharmaceuticals (USA), Inc., through a wholly-owned subsidiary, Harbin Tianmu Pharmaceuticals Co., Ltd. (“Tianmu Pharmaceuticals”), develops, produces and sells a wide variety of pharmaceuticals and healthcare products in the People’s Republic of China (“PRC” or “China”) that are based on traditional Chinese medicine (“TCM”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”)for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

The balance sheet as of March 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for the complete financial statements.

The Company has evaluated events after the date of these financial statements through August 15, 2010, the date that these financial statements were issued.  There were no material subsequent events as of that date.

2.	CONTRACT DEPOSITS

Contract deposits represent payments under material contracts by which the Company intends to purchase drug formula to be used in the manufacturing and increasing its product lines. On December 24, 2008, the Company signed a patent transfer agreement with a third party Harbin Lanhai Biochemical Company Limited and paid RMB 7,030,000 (approximately USD 1.03 million) for the purchase of a nutraceutical product from Lanhai Biochemical Company Limited. The Company’s ability to conclude this purchase and ultimately commercialize this product requires, among other things, additional assistance from the seller and obtaining government approvals. Due to the recent strict regulation regarding the examination and approval procedure, the Company is now still waiting for suspended governmental approval for the formula to be used in production of Calcium supplements and is expected to obtain such approval from the China State Food & Drug Administration (“SFDA”) by 2011.

On March 21, 2010, the Company signed a patent purchase agreement with a third party Tonghua Yisheng Pharmaceuticals Company Limited for purchase of a new drug candidate. Total contract price for this patent transaction amounted to RMB 33,000,000 (approximate to USD 4.85 million) to be paid in three installments. The Company paid the first installment of RMB 11,000,000 (equivalent to USD 1,611,514) to Tonghua Yisheng Pharmaceuticals Company Limited in March 2010 upon signing the patent purchase agreement. The Company’s ability to conclude this purchase and ultimately commercialize this product requires additional assistance from the seller and obtaining government approvals, including the approvals from the SFDA.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2001
(UNAUDITED)

3.	INTANGIBLE ASSETS

Intangible assets primarily represent the exclusive rights to manufacture and sell a new product pursuant to an agreement entered into by the Company with a third party, Harbin Sanmu Pharmaceuticals Inc. (“Sanmu”).  In August 2009, the Company entered into an agreement with Sanmu and purchased the exclusive rights to use the product’s trademark, manufacture and sell the product nationwide in the PRC for seven years for a total amount of RMB 1,200,000 (equivalent to USD 175,772) which was paid in October 2009.  The Company amortizes such product sales right using straight-line method for seven years.  The amortization expense as of June 30, 2010 totaled $18,959.

4.	DUE TO RELATED PARTIES

Due to related parties consist of the following:

	As of
	June 30, 2010	March 31, 2010
	(Unaudited)

Harbin Tianmu Real Estate Development Co., Ltd. (a)	$(316,166)	$(308,705)
Chairman of the Company (a)	(520,018)	(458,874)
US Hua Sky International Investment LLC. (b)	(20,587)	(20,587)

Total	$(856,771)	$(788,166)

(a)	Harbin Tianmu Real Estate Development Co., Ltd. is owned by the Company’s Chairman. These loans bear interest at 7% per annum and are due on demand.

(b)
The Company has a month to month sub-lease arrangement for its New York office with a company owned by the Chairman. This arrangement began on March 31, 2008 and the monthly rental was $3,950 which was the same as the amounts incurred by the related entity. This arrangement ended on March 31, 2009. A new lease agreement under the name of the Chairman for the Company’s New York office commenced on April 1, 2009 with a monthly rental of $1,950.

5.	EARNINGS PER SHARE

Earnings per share are computed by dividing income available to the holders of the Company’s common stock, par value $0.001 per share (the “Common Stock”), by the weighted-average number of shares of Common Stock outstanding for the three months ended June 30, 2010 and 2009. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is  increased to include the number of additional shares of Common Stock that would have been outstanding if the potential shares of Common Stock have been issued and if the additional shares of Common Stock were dilutive. There are no Common Stock equivalents available for dilution purposes as of June 30, 2010 and 2009, respectively.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2001
(UNAUDITED)

5.	EARNINGS PER SHARE (continued)

The following demonstrates the calculation for earnings per share for the three months ended June 30, 2010 and 2009:

	As of
	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)

Net income	$938,650	$633,908

Weighted shares outstanding- Basic and diluted	11,395,025	10,225,501

Earning per share- Basic	$0.08	$0.06

Earnings per share- Diluted	$0.08	$0.06

6.	TAXES

(a)	Corporation income tax (“CIT”)

The Company has not recorded a provision for U.S federal income tax for the three months ended June 30, 2010 and 2009 due to the net operating losses in the United States for which the Company has set up 100% valuation allowance.

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

A reconciliation of tax at United States Federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	As of
	June 30, 2010	June 30, 2009
U.S.statutory income tax rate	35.0%	35.0%
Foreign tax rate difference between US and China	(10.0)%	(10.0)%
NOL from U.S with 100% valuation allowance	1.1%	2.90%
Actual consolidated income tax rate	26.1%	27.9%

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2001
(UNAUDITED)

6.	TAXES (continued)

The components of deferred taxes as of June 30, 2010 and March 31, 2010 consist of the following:

	As of
	June 30, 2010	March 31, 2010
	(Unaudited)
Net operating loss carry-forwards	792,943	773,165
Valuation allowance	(792,943)	(773,165)
Net deferred tax asset	-	-

Management believes the deferred tax assets as of June 30, 2010 do not satisfy the realization criteria set forth in FASB ASC 740 and has recorded a valuation allowance for the entire net tax asset.

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

(c)	Other taxes

The Company is also subject to 5% of business tax (BT), 7% of City Construction Tax and 4% of Education Fees based on VAT and BT.

7.	COMMITMENTS AND CONTINGENCIES

On March 21, 2010, the Company signed a patent purchase agreement with a third party Tonghua Yisheng Pharmaceuticals Company Limited for purchase of a new drug candidate. See Note 2.

8.	CONCENTRATION OF RISKS

During the three months ended June 30, 2010, approximately 33.9% of sales were generated from one distributor.

In addition, three products manufactured by the Company (including Antihyperlipidemics, Anti-bacterial Mouthwash and Calcium Gluconate Oral Liquid) represented approximately 59.5% of the total sales for the three months ended June 30, 2010, as compared to approximately 92.7% of total sales for the three months ended June 30, 2009.  Sales of Yan Li Xiao Capsule represented approximately 33.9% of total sales for the three months ended June 30, 2010.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2001
(UNAUDITED)

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Tongli Pharmaceuticals (USA) Inc. for the three months ended June 30, 2010 and 2009, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth above.

COMPANY OVERVIEW

Tongli Pharmaceuticals (USA), Inc. (the “Company,” “we,” “us,” “our” or similar terminology), formally known as Aim Smart Corporation (“Aim Smart”), was originally formed in the State of Colorado in April 1998 and reorganized as a Delaware corporation in September 2007.

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

DEVELOPMENT AND STRATEGY

For the three months ended June 30, 2010, we continued the execution of our product channel expansion strategy that resulted in increased market penetration of our products and expanded revenue growth. In order to expand our business, in August 2009, we signed a contract with a third party Harbin Sanmu Pharmaceuticals to purchase exclusive rights to manufacture and sell a new product nationwide for seven years. We paid Harbin Sanmu Pharmaceuticals RMB 1,200,000 (approximately $175,772) for a new product named Yan Li Xiao Capsule in October 2009 and started to sell it in late 2009. We believe that this new product has great market potentials and as of June 30, 2010, it has generated additional revenue for us. In addition to the above development, on March 21, 2010, we signed a patent purchase agreement with a third party Tonghua Yisheng Pharmaceuticals Company Limited to purchase a new drug candidate with great market potentials. Total consideration for this patent transaction amounted to RMB 33,000,000 (approximate to USD 4.85 million) payable in three installments. The Company paid the first installment of RMB 11,000,000 (equivalent to USD 1.6 million) to Tonghua Yisheng Pharmaceuticals Company Limited in March 2010 upon execution of the patent purchase agreement. Our ability to conclude this purchase and ultimately commercialize this product requires additional assistance from the seller and obtaining government approvals, including the approvals from the SFDA.

Management plans to continue to emphasize on expanding and enhancing marketing and sales in the fiscal year 2011 ending March 31, 2011 and beyond.  Part of this strategy involves increasing and improving marketing and sales activities to enhance the market position of our key products and to increase the sales of other products by expanding our sales force, solidifying our distribution network and expanding market segment coverage, and increasing marketing and promotional activities. Management also plans to selectively pursue strategic acquisition opportunities to further consolidate our resources and expand our market coverage. We believe that such initiatives will provide effective means to broaden our product lines, expand our market coverage and complement our research and development capabilities. As of the date of this report, we are not engaged in any material discussions regarding any potential acquisition.

Management believes that our emphasis on further commercializing and broadening our product lines, enhanced sales and marketing efforts shall continue to yield increases in revenue in fiscal 2011 and beyond.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial information has been prepared in accordance with U.S. GAAP in the United States, which requires us to make judgments, estimates and assumptions that affect (1) the reported amounts of our assets and liabilities, (2) the disclosure of our contingent assets and liabilities at the end of each fiscal period and (3) the reported amounts of revenues and expenses during each fiscal period.  We continually evaluate these estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are not readily apparent from other sources.  Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates.  Some of our accounting policies require a higher degree of judgment than others in their application.

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

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

The balance sheet as of March 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for the complete financial statements.

Principles of consolidation

The consolidated financial statements include the accounts of the Tongli, American Tony, TT and HTP.  All significant inter-company accounts and transactions have been eliminated.

Uses of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period.  Actual results could differ from those estimates.

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

Inventory

Inventory is stated at the lower of cost, determined using the weighted average cost method, and net realizable value.  Costs include materials, labor and manufacturing overhead.  Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management periodically compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. No allowance for inventory markdown is considered necessary for the three months ended June 30, 2010 and for the year ended March 31, 2010.

Impairment

In accordance with FASB ASC 360-10-20, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we recognize an impairment loss when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists, a triggering event, comprises measurable operating performance criteria as well as qualitative measures. If an analysis is necessitated by the occurrence of a triggering event, we make certain assumptions in determining the impairment amount. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset or used in its disposal. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized.

Property and equipment

Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

Foreign Currency translation

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

Concentration of risks

During the three months ended June 30, 2010, approximately 33.9% of sales were generated from one distributor.

In addition, three products manufactured by the Company (including Antihyperlipidemics, Anti-bacterial Mouthwash and Calcium Gluconate Oral Liquid) represented approximately 59.5% of the total sales for the three months ended June 30, 2010, as compared to approximately 92.7% of total sales for the three months  ended June 30, 2009. Sales of Yan Li Xiao Capsule represented approximately 33.9% of total sales for the three months ended June 30, 2010.  All revenues are from sales to customers in the PRC.  Substantially all of the Company’s assets are located in the PRC.

DISCUSSION OF OPERATING RESULTS

The results of our operation for the three months ended June 30, 2010 compared to the prior comparative periods are as follows:

	As of
	June 30, 2010	June 30, 2009

Revenues	$3,213,420	$2,347,094
Cost of Sales	1,790,142	1,256,951
Gross Profit	1,423,278	1,090,143

Selling, general & administrative expeses	138,938	192,761

Other income (expenses)	(13,904)	(17,892)

Provision of income taxes	331,786	245,582

Net income	938,650	633,908

Foreign currency translation adjustments	79,488	4,552

Comprehensive income	$1,018,138	$638,460

Revenues, cost of sales and gross profit

Revenues increased 36.91% to approximately $3.2 million for the three months ended June 30, 2010 from approximately $2.3 million for the three months ended June 30, 2009.  The $0.86 million increase was primarily attributable to the increase in sales of Yan Li Xiao Capsule, supported by our marketing efforts, increasing brand recognition and effective pricing strategy and our distribution to previously unaddressed market. For the three months ended June 30, 2010, about 33.9% of our revenue was generated by Yan Li Xiao Capsule which broadened our product offerings and helped to increase our sales. We have the exclusive rights to use this new product’s trademark, manufacture and sell this product nationwide for seven years starting from October 2009.

Management expects that our emphasis on broadening our product lines coupled with our continued sales channel expansions, along with our enhanced sales and marketing efforts will continue to yield increases in revenue for fiscal year 2011 and beyond.

Cost of sales was approximately $1.79 million for the three months ended June 30, 2010 compared to $1.26 million for the three months ended June 30, 2009. The $0.53 million increase in cost of sales was mainly attributable to the increased purchased costs associated with our new product Yan Li Xiao Capsule. We do not manufacture this product by our own but purchase it from a third party manufacturer for distribution. Accordingly, as the sales of Yan Li Xiao Capsule increased during the three months ended June 30, 2010, our costs of sales increased as well.  Cost of sales as a percentage of revenue increased from 53.55% to 55.71% as compared to the prior comparative period.

Gross profit was approximately $1.42 million for the three months ended June 30, 2010 compared to $1.09 million for the three months ended March 31, 2009, an increase of $0.33 million due to increased sales of our products. The gross profit as a percent of revenues for the three months ended June 30, 2010 decreased to 44.29% compared to 46.45% for the prior comparative period mainly due to increasing of raw material costs, relatively higher costs incurred by our new product Yan Li Xiao Capsule and business tax incurred for Yan Li Xiao sales. These factors led to the increased cost of sales. We expect our gross profit margin will remain at its current level with slight growth in the future.

Operating expenses

Total operating expenses decreased to approximately $138,938 for the three months ended June 30, 2010 from $192,761 for the three months ended June 30, 2009.

As a percentage of revenues, operating expenses decreased to 4.32% for the three months ended June 30, 2010 compared to 8.21% for the three months ended June 30, 2009. The $53,823 decrease in total operating expenses was primarily due to the decrease in general and administrative expenses attributable to our strict cost control policy.

Interest expense

Net interest expense was $13,904 for the three months ended June 30, 2010 compared to $17,892 for the three months ended June 30, 2009. Interest expenses for the above period indicated only related to the loans from related parties. The decrease of net interest expense for the three months ended June 30, 2010 was due to our repayment of portion of related party loans when cash generated from our operations became available. As the balance of related party loans reduced, our interest expenses decreased accordingly.

Income taxes

All of our net income for the period ended June 30, 2010 was from HTP, which conducts substantially all of our operation in the PRC. Our Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The income tax expense of $331,786 for the three months ended June 30, 2010, an increase of $86,204 or 35.1% compared to the prior comparative period was attributed to the increased taxable income primarily derived from HTP for the three months ended June 30, 2010.

A reconciliation of tax at United States Federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	As of
	June 30, 2010	June 30, 2009
U.S.statutory income tax rate	35.0%	35.0%
Foreign tax rate difference between US and China	(10.0)%	(10.0)%
NOL from U.S with 100% valuation allowance	1.1%	2.9%
Actual consolidated income tax rate	26.1%	27.9%

Net income

As a result of the above factors, we reported a net income of $938,650 for the three months ended June 30, 2010, an increase of $0.3 million or 48.07% as compared to the net income of approximately $633,908 for the three months ended June 30, 2009.

For the three months ended June 30, 2010, the increase in our net income was primarily due to our increased revenue and decreased operating expenses.

Other comprehensive income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (“RMB”).  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is intended to imply that the RMB amounts could have been, or could be, converted, realized or settled into USD at the rate on June 30, 2010 or at any other rate.

Translation adjustments resulting from this process amounted to $79,488 and $4,552 as of June 30, 2010 and 2009, respectively.  The balance sheet amounts with the exception of equity at June 30, 2010 were translated at 6.7814 RMB to 1.00 USD as compared to 6.8307 RMB to 1.00 USD at June 30, 2009. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended June 30, 2010 and 2009 were 6.8241 RMB and 6.8300 RMB, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. We usually finance our operation and capital expenditures through cash from operations and short-term bank loans as well as loans from the members of our management group and advances from another entity owned by our Chairman.

As of June 30, 2010, our working capital has improved to $1,562,424 and the operating results for the three months ended June 30, 2010 reflect profitability.

Total current assets increased to approximately $3.16 million as of June 30, 2010 as compared to $1.96 million at March 31, 2010.  The primary changes in our current assets during this period were from changes in cash, accounts receivable, inventory and advance to suppliers. The increase in cash from $30,066 at March 31, 2010 to $114,580 at June 30, 2010 was because our increased business activities generated more cash to be used in our operation. The increase of inventory from $109,387 in March 31, 2010 to the amount of $264,659 as of June 30, 2010 was due to the consideration of stocking more raw materials to avoid the potential material shortage in the near future, and stocking more finished goods in support of future sales. The increase of advance to suppliers from $1,465,713 at March 31, 2010 to $2,065,164 as of June 30, 2010 was attributed to our financial support to strengthen the relationship with our raw material suppliers. These advances are short-term in nature and we believe the risk of uncollectibility was small based our past experience.

Our current liabilities as of June 30, 2010 were $1.60 million as compared to $1.45 million at March 31, 2010. The increase in current liabilities was primarily due to our increased related party loans in the amount of $68,605 in order to support our working capital need, and increased accounts payable from $101,611 at March 31, 2010 to $172,052 at June 30, 2010 which represents our purchase of raw materials on account from our suppliers.

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

Discussion of Cash Flow

Comparison of cash flows results for the fiscal three months ended June 30, 2010 and 2009, is summarized as follows:

	As of June 30
	2010	2009
Cash flow from operating activities	$27,880	$(154,624)
Cash flow from investing activities	$-	$-
Cash flow from financing activities	$56,231	$193,638

Operating activities

Cash flows provided by operating activities for the three months ended June 30, 2010 amounted to $27,880, which consist of our net income of $938,650, adds back noncash adjustments of $104,843 and offset by net changes in operating assets and liabilities, primarily including increase of advance to suppliers of $586,160 to maintain good relationship with the suppliers and increase in inventory of $153,591 to stock more raw materials to avoid the potential material shortage in the near future, and stock finished goods in support of future sales, as well as an increase in our accounts payable of $69,340 which represents a short-term advance made to us by our suppliers.

Cash used in operating activities during the quarter ended June 30, 2009 amounted to $154,624, which consists of our net income of $633,908, adds back noncash adjustments of $137,036 and offset by net changes in operating assets and liabilities due to expanded operating activities, including increase in accounts receivables in the amount of $327,681, increase in inventory of $171,269, increase in advance to suppliers in the amount of $448,623 to stimulate sales and maintain good relationship with the suppliers, as well as an increase in accrued liabilities in the amount of $95,034, offset by a increase in accounts payable of $117,039.

Investing activities

No cash was used in investing activities for the three months ended June 30, 2010 and 2009, respectively.

Financing activities

Cash flows provided by financing activities amounted to $56,231 in the three months ended June 30, 2010, which consists of proceeds from related party advances to support our working capital needs.

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

Accordingly, based on their evaluation of our disclosure controls and procedures as of June 30, 2010, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

Management is presently seeking to augment the Company’s accounting and financing personnel resources by retaining more U.S. GAAP knowledgeable accounting staff, which will enable the Company to potentially implement adequate segregation of duties and remedy any material weakness in its internal controls.

 Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 4.  REMOVED AND RESERVED

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

Dated: August 16, 2010

Tongli Pharmaceuticals (USA), Inc.

By:	/s/ Mingli Yao
Name: Mingli Yao
Title: Chief Executive Officer and Chairman

By:	/s/ Li Li
Name: Li Li
Title: Chief Financial Officer