Form 10-Q
period 2010-09-30
Tongli Pharmaceuticals (USA), Inc.
filed 2010-11-15
CIK 1052284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ending September 30, 2010

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

n/a
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐

As of November 15, 2010, there were 11,645,025 shares of company’s common stock issued and outstanding.

TABLE OF CONTENTS

Unless otherwise provided in this Quarterly Report on Form 10-Q, references to “the Company,” “the Registrant,” “Tongli,” “we,” “us,” and “our” refer to Tongli Pharmaceuticals (USA), Inc. together with its wholly-owned subsidiaries.

References to “RMB” are to the Renminbi, the official currency of the People’s Republic of China.

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

The discussion of risks and uncertainties set forth in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K as well as in other filings with the SEC, is not necessarily a complete or exhaustive list of all risks we are facing at any particular point in time.  We operate in a highly competitive, highly regulated and rapidly changing environment.  Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward looking statement. We disclaim any obligation to revise or update any forward looking statement that may be made from time to time by us or on our behalf.

PART I

ITEM 1.           FINANCIAL STATEMENTS

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2010	March 31, 2010
	(Unaudited)
ASSETS

Current assets:
Cash	683,158	30,066
Accounts Receivable	799,202	351,991
Inventory	230,635	109,387
Prepaid expense	3,900	3,900
Advance to suppliers	2,093,028	1,465,713
Total current assets	3,809,923	1,961,057

Property and equipment, net	6,707,385	6,744,376
Contract deposits	2,694,600	2,641,418
Intangible assets, net	-	163,244

Total assets	13,211,908	11,510,095

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilties:
Accounts payable	121,419	101,611
Due to related parties	875,677	788,166
Accrued expenses and other current liabilities	524,069	555,969
Total current liabilities	1,521,165	1,445,746

Stockholders' Equity
Preferred stock, $0.001 par value,
Authorized 1,000,000 shares; none issued	-	-
Common stock, $0.001 par value
200,000,000 shares authorized, 11,645,025 and 11,395,025 shares outstanding at September 30, and March 31, 2010, respectively.	11,645	11,395
Additional paid-in-capital	8,011,049	7,913,799
Accumulated other comprehensive income	1,386,105	1,142,133
Retained earnings	2,281,944	997,022

Total stockholders' equity	11,690,743	10,064,349

Total liablities and stockholders' equity	$13,211,908	$11,510,095

See accompanying notes to the consolidated financial statements.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended September 30,		For the six months ended September 30,
	2010	2009	2010	2009

Revenue	$2,166,458	$546,281	$5,379,878	$2,893,375

Cost of sales	1,184,925	333,821	2,975,067	1,590,772

Gross Profit	981,533	212,460	2,404,811	1,302,603

Operating expenses:
General and administrative expenses	343,729	123,388	430,809	255,361
Research and development expenses	-	-	-	3,461
Depreciation expenses	43,850	37,223	81,109	76,621
Selling expenses	12,924	9,928	27,523	27,857
Total operating expenses	400,503	170,539	539,441	363,300

Operating income	581,030	41,921	1,865,370	939,303

Other Income (expenses):
Interest expense-related party	(14,542)	(23,894)	(28,446)	(41,786)
Total other income (expenses)	(14,542)	(23,894)	(28,446)	(41,786)

Income before income taxes	566,488	18,027	1,836,924	897,517

Income Taxes	220,214	28,856	552,000	274,438

Net Income (loss)	346,274	(10,829)	1,284,924	623,079

Other Comprehensive item:
Foreign Currency Translation adjustment	164,483	6,086	243,972	10,638

Comprehensive income	$510,757	(4,743)	1,528,896	633,717

Basic and diluted income per share	$0.03	$-	$0.11	$0.06

Basic and diluted weighted average shares outstanding	11,454,808	10,225,932	11,425,080	10,225,718

See accompanying notes to the consolidated financial statements.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended September 30,
	2010	2009
Cash flows from operating activities
Net income	$1,284,924	$623,079
Adjustments to reconcile net income to net cash provided (used in) operating activities:
Depreciation and amortization	182,599	170,968
Accrued interest- related party	28,446	41,801
Write-off of intangible asset	151,338	-
Stock issued for services	97,500	45,500
Changes in operating assets and liabilities:
Accounts receivable	(433,301)	(140,631)
Inventory	(117,202)	(241,798)
Advances to suppliers	(588,536)	(448,521)
Accounts payable	17,487	173,477
Accrued expenses and other current liabilities	(39,296)	(333,771)
Net cash provided by (used in) operating activities	583,959	(109,896)

Cash flows from financing activities
Proceeds from related party loans	58,915	277,705
Net cash provided by financing activities	58,915	277,705

Effect of exchange rate changes on cash	10,218	134

Net increase in cash	653,092	167,943

Cash, beginning of the period	30,066	50,247

Cash , end of the period	$683,158	$218,190

Supplemental cash flow information
During the period, cash was paid for the following:
Income taxes	$612,914	$450,460
Interest paid	$-	$-

See accompanying notes to the consolidated financial statements.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

1.           BASIS OF PRESENTATION

Tongli Pharmaceuticals (USA), Inc., through a wholly-owned subsidiary, Harbin Tianmu Pharmaceuticals Co., Ltd. (“Tianmu Pharmaceuticals”), develops, produces and sells a wide variety of pharmaceuticals and healthcare products in the People’s Republic of China (“PRC” or “China”) that are based on traditional Chinese medicine (“TCM”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

The balance sheet as of March 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for the complete financial statements.

The Company has evaluated events after the date of these financial statements through the date that these financial statements were issued.  There were no material subsequent events as of that date.

2.           INTANGIBLE ASSETS

Intangible assets primarily represent sales rights of Yan Yi Xiao Capsule specified in a contract between the Company and a third party Harbin Sanmu Pharmaceuticals. The Company paid RMB 1,200,000 (equivalent to USD 175,772) to Harbin Sanmu Pharmaceuticals in October 2009 for the exclusive rights to use the product’s trademark, manufacture and sell the product nationwide for seven years. The Company amortizes such rights using straight-line method. For the three and six months ended September 30, 2010, the amortization expense totaled $6,331and $12,615, respectively.   However, during the three months ended September 30, 2010, such exclusive rights and the cooperative relationship between the Company and Harbin Sanmu Pharmaceuticals were terminated.  Management decided to write off the intangible asset related to Yan Yi Xiao Capsule.

3.           DUE TO RELATED PARTIES

Due to related parties consists of the following:

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	As of
	September 30, 2010	March 31, 2010
	(Unaudited)

Harbin Tianmu Real Estate Development Co., Ltd. (a)	$326,039	$308,705
Chairman of the Company (a)	529,051	458,874
US Hua Sky International Investment LLC. (b)	20,587	20,587

Total	$875,677	$788,166

(a)	Harbin Tianmu Real Estate Development Co., Ltd. is owned by the Company’s Chairman. These loans bear interest at 7% per annum and are due on demand.

(b)	On behalf of the Company, the Company’s Chairman entered into a lease agreement with a monthly rental of $1,950 for the Company’s New York-based office on April 1, 2009.

4.           STOCKHOLDERS’ EQUITY

In December 2009, the Company established the Company’s 2009 incentive plan (the “Plan”) to provide additional incentive to selected employees, officers, directors and consultants of the Company and to retain the best available personnel for positions of substantial responsibility and to promote the long-term success of the Company.  2,000,000 shares were initially reserved for issuance pursuant to awards granted under the Plan. Awards may be in the form of incentive stock options, non-qualified stock options, restricted shares or other arrangements or programs. On March 29, 2010, the Company issued 1,169,093 common shares to 46 employees. The Company recorded the fair value of $1,180,784 for these issued shares. On September 8, 2010, additional 250,000 shares of common stock were issued out of the Plan to several employees and consultant for their services. The Company recorded the fair value of $97,500 for these issued shares.

5.           EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed by dividing income available to stockholders of the Company’s common stock by the weighted-average number of shares of common stock outstanding for the three and six months ended September 30, 2010 and 2009. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock have been issued and if the additional shares of common stock were dilutive. There are no common stock equivalents available for dilution purposes as of September 30, 2010 and 2009, respectively. The following demonstrates the calculation for earnings per share for the three and six months ended September 30, 2010 and 2009:

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	Three months ended September 30		Six months ended September 30
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income (loss)	$346,274	$(10,829)	$1,284,924	$623,079

Weighted shares outstanding- Basic and diluted	11,454,808	10,225,932	11,425,080	10,225,718

Earning per share- Basic	$0.03	$-	$0.11	$0.06

Earnings per share- Diluted	$0.03	$-	$0.11	$0.06

6.           TAXES

(a)          Enterprise income tax

The Company has not recorded a provision for U.S federal income tax for the three and six months ended September 30, 2010 and 2009 due to the net operating losses in the United States for which the Company has set up 100% valuation allowance.

The Company’s Chinese subsidiaries are governed by the Enterprise Income Tax Law of the People’s Republic of China, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

A reconciliation of tax at United States Federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	Nine months ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
U.S.statutory income tax rate	35.0%	35.0%
Foreign tax rate difference between US and China	(10.0)%	(10.0)%
NOL from U.S with 100% valuation allowance	5.1%	5.5%
Actual consolidated income tax rate	30.1%	30.5%

The components of deferred taxes as of September 30, 2010 and March 31, 2010 consist of the following:

	As of
	September 30, 2010	March 31, 2010
	(Unaudited)
Net operating loss carry-forwards U.S.	849,999	773,165
Valuation allowance	(849,999)	(773,165)
Net deferred tax asset	-	-

Management believes the deferred tax assets as of September 30, 2010 and March 31, 2010 do not satisfy the realization criteria set forth in FASB ASC 740 and has recorded a valuation allowance for the entire net tax asset.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

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

(3)          Other taxes

The Company is also subject to business tax at a rate of 5%, City Construction Tax at a rate of 7% of and Education Fees at a rate of 4% based on VAT.

7.           COMMITMENTS AND CONTINGENCIES

On March 21, 2010, the Company signed a patent purchase agreement with a third party Tonghua Yisheng Pharmaceuticals Company Limited for the purchase of a new drug. Total contract price for this patent transaction amounted to RMB 33,000,000 (approximate to USD 4.85 million) and is payable in three installments.  The Company paid the first installment of RMB 11,000,000 (equivalent to USD 1,611,514) to Tonghua Yisheng Pharmaceuticals Company Limited in March 2010 upon execution of the purchase agreement and is still liable to pay the other two installments in the near future.  The Company’s ability to conclude this purchase and ultimately commercialize this product requires additional assistance from the seller and is pending on the government approvals.

8.           CONCENTRATION OF RISKS

During the six months ended September 30, 2010, approximately 45% of sales were generated from five major customers with the largest customer representing 17.9% of the total sales, as compared to approximately 35.6% of sales generated from four major customers for the six months ended September 30, 2009.

In addition, four products manufactured by the Company, including Antihyperlipidemics, Calcium Gluconate Oral Liquid, Anti-bacterial Mouthwash, and Yan Li Xiao Capsule, represented 25.5%, 24.1%, 22.3% and 20.3%, respectively, of the total sales for the six months ended September 30, 2010. Three products manufactured by the Company, including Anti-bacterial Mouthwash, Antihyperlipidemics, and Calcium Gluconate Oral Liquid represented 33.9%, 32.3% and 24.5%, respectively, of total sales for the six months ended September 30, 2009.

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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

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

The Company’s business depends on maintaining licenses of its current products from State of Food and Drug Administration (“SFDA”). Obtaining licenses for additional products can be expensive and is usually time consuming. Failure to obtain the required licenses can cause the Company’s business plan to be delayed. If the delays prevent the Company from generating positive cash flows or introducing a significant number of products, there will be a material adverse effect on the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Tongli Pharmaceuticals (USA) Inc. for the three and six months ended September 30, 2010 and 2009, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth above.

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

In 2005, HTP obtained the GMP certificate (Good Manufacturing Practices for Pharmaceutical Products), and Drug Register License and Drug Production Certificate from the SFDA for its 10 products. The Company’s major products include Yufang Anti-Bacterial Mouth Wash, Calcium Gluconate Oral Liquid, and Antihyperlipidemics. These products are sold through distributors or directly to customers; no service is required of the Company after sales are made. The Company’s primary customers are drug stores and hospitals located in China

DEVELOPMENT AND STRATEGY

For the three and six months ended September 30, 2010, we continued the execution of our product channel expansion strategy that resulted in increased market penetration of our products and expanded revenue growth. In order to expand our business, in August 2009, we signed a contract with a third party Harbin Sanmu Pharmaceuticals (“Sanmu”) to purchase exclusive rights to manufacture and sell Yan Li Xiao Capsule nationwide for seven years.  We paid Sanmu RMB 1,200,000 (approximately $175,772) in October 2009 under the contact and started to sell it in late 2009.  In July 2010, due to certain dispute with Sanmu, we terminated the contract with Sanmu and suspended the sales of Yan Li Xiao Capsule. Accordingly, no sales revenue from Yan Li Xiao Capsule was reported for the quarter ended September 30, 2010. Management has decided to write off the intangible asset related to Yan Li Xiao Capsule in September 2010.

On March 21, 2010, we entered a patent purchase agreement with a third party Tonghua Yisheng Pharmaceuticals Company Limited (“Yisheng”) to purchase a new drug candidate with great market potentials. Total consideration for this patent transaction amounted to RMB 33,000,000 (approximate to USD 4.85 million) payable in three installments. We paid the first installment of RMB 11,000,000 (equivalent to USD 1.6 million) to Yisheng in March 2010 upon execution of the patent purchase agreement. The second and third installments are expected to be paid in late 2011 and 2012 pending on whether the clinic test results for this drug candidate meet requirements specified in our agreement.

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

DISCUSSION OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

The results of our operation for the three months ended September 30, 2010 compared to the prior comparative periods are as follows:

	Three months ended September 30
	2010	2009
Revenues	$2,166,458	$546,281
Cost of Sales	1,184,925	333,821
Gross Profit	981,533	212,460
Operating expenses	400,503	170,539
Other income (expenses)	(14,542)	(23,894)
Provision of income taxes	220,214	28,856
Net income (loss)	346,274	(10,829)
Foreign currency translation adjustments	164,483	6,086
Comprehensive income(loss)	$510,757	$(4,743)

Revenues, cost of sales and gross profit

Revenues increased 296.6% to approximately $2.2 million for the three months ended September 30, 2010 from approximately $0.5 million for the three months ended September 30, 2009.  The $1.62 million increase was primarily attributable to the increase in sales of Antihyperlipidemics, Calcium Gluconate Oral Liquid and Anti-bacterial Mouthwash, supported by our marketing efforts, increasing brand recognition and effective pricing strategy and our distribution to previously unaddressed market. For the three months ended September 30, 2010, about 91% of our revenue was generated by the above mentioned three products.  Due to the termination of the agreement with Sanmu, no sales revenue was generated from Yan Li Xiao Capsule for the three months ended September 30, 2010.

Cost of sales was approximately $1.18 million for the three months ended September 30, 2010 compared to $0.33 million for the three months ended September 30, 2009. The $0.85 million or 254% increase in cost of sales was mainly attributable to the increased purchase costs for raw material and was in line with the increase in our sales.  Cost of sales as a percentage of revenue decreased from 61.11% to 54.69% as compared to the prior comparative period.

Gross profit was approximately $0.98 million for the three months ended September 30, 2010 compared to $0.2 million for the three months ended September 31, 2009, an increase of $0.77 million due to increased sales of our products. The gross profit as a percent of revenues for the three months ended September 30, 2010 increased to 45.31% compared to 38.9% for the prior comparative period mainly due to increased sales of our major products Antihyperlipidemics, Calcium Gluconate Oral Liquid, Anti-bacterial Mouthwash, plus our well-planned marketing and distribution efforts. We expect our gross profit margin will remain at its current level with slight growth in the future.

Operating expenses

Total operating expenses increased to approximately $343,729 for the three months ended September 30, 2010 from $170,539 for the three months ended September 30, 2009.  The increase in operating expense was primarily due to the write-off of intangible assets related to Yan Li Xiao’s sales rights in September 2010 which led to an increase in the general and administrative expenses of $151,338 and the issuance of 250,000 shares of common stock to several employees and consultants under our 2009 Stock Incentive Plan in the quarter ended September 30, 2010 for which we recorded general and administrative expenses in the amount of $97,500.

As a percentage of revenues, operating expenses decreased to 18.5% for the three months ended September 30, 2010 compared to 31.22% for the three months ended September 30, 2009.

Operating expenses for the three months ended September 30, 2010 and 2009 consisted of the following:

	For the three months ended
	September 30, 2010	September 30, 2009
General & administrative expenses	$343,729	$123,388
Depreciation and amortization expenses	43,850	37,223
Selling expenses	12,924	9,928
Total operating expenses	$400,503	$170,539

Interest expense

Net interest expense was $14,542 for the three months ended September 30, 2010 compared to $23,894 for the three months ended September 30, 2009. Interest expenses for the above period indicated only related to the loans from our Chairman and a company owned by him. The decrease of net interest expense for the three months ended September 30, 2010 was due to our repayment of portion of related party loans when cash generated from our operations became available. As the balance of related party loans reduced, our interest expenses decreased accordingly.

Income taxes

All of our net income for the period ended September 30, 2010 was from HTP, which conducts substantially all of our operation in the PRC.  Our Chinese subsidiaries are governed by the Enterprise Income Tax Law of the PRC and are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The income tax expense was $220,214 for the three months ended September 30, 2010, an increase of $191,358 or 663.1% compared to the prior comparative period. The increase was attributed to the increased taxable income primarily derived from HTP for the three months ended September 30, 2010.

Net income

As a result of the above factors, we reported a net income of $346,274 for the three months ended September 30, 2010, an increase of $0.40 million as compared to the net loss of approximately $10,829 for the three months ended September 30, 2009. The increase in our net income was primarily due to our increased revenue.

Other comprehensive income

Foreign Currency Translation Adjustments amounted to $164,483 and $6,086 as of September 30, 2010 and 2009, respectively.  The balance sheet amounts with the exception of equity at September 30, 2010 were translated at 6.6912 RMB to 1.00 USD as compared to 6.8263 RMB to 1.00 USD at September 30, 2009. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended September 30, 2010 and 2009 were 6.7965 RMB and 6.8305 RMB, respectively.

DISCUSSION OF OPERATING RESULTS SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

The results of our operation for the six months ended September 30, 2010 compared to the prior comparative periods are as follows:

	As of
	September 30, 2010	September 30, 2009

Revenues	$5,379,878	$2,893,375
Cost of Sales	2,975,067	1,590,772
Gross Profit	2,404,811	1,302,603
Operating expenses	539,441	363,300
Other income (expenses)	(28,446)	(41,786)
Provision of income taxes	552,000	274,438
Net income	1,284,924	623,079
Foreign currency translation adjustments	243,972	10,638
Comprehensive income	$1,528,896	$633,717

Revenues, cost of sales and gross profit

Revenues increased 85.94% to approximately $5.37 million for the six months ended September 30, 2010 from approximately $2.89 million for the six months ended September 30, 2009.  The $2.48 million increase was primarily attributable to the increase in sales of our major products including our four major products Antihyperlipidemics, Calcium Gluconate Oral Liquid, Anti-bacterial Mouthwash and Yan Li Xiao Capsule supported by our marketing efforts, increasing brand recognition, effective pricing strategy and our distribution to previously unaddressed market. For the six months ended September 30, 2010, more than 70% of our sales were generated from sales of Antihyperlipidemics, Calcium Gluconate Oral Liquid and Anti-bacterial Mouthwash. About 20.3% of our revenue was generated by Yan Li Xiao Capsule. Due to the termination of the agreement with Sammu, no sales revenue was generated from Yan Li Xiao Capsule for the quarter ended September 30, 2010.

Cost of sales was approximately $2.97 million for the six months ended September 30, 2010 compared to $1.59 million for the six months ended September 30, 2009.  The $1.38 million or 87% increase in cost of sales was mainly attributable to the increased sales.  Cost of sales as a percentage of revenue increased from 54.98% to 55.3% as compared to the prior comparative period.

Gross profit was approximately $2.4 million for the six months ended September 30, 2010 compared to $1.3 million for the six months ended September 31, 2009, an increase of $1.1 million due to increased sales of our products. The gross profit as a percent of revenues for the six months ended September 30, 2010 decreased to 44.7% compared to 45.02% for the prior comparative period mainly due to increase in raw material price, relatively higher production and distribution costs incurred by Yan Li Xiao Capsule. Notwithstanding the decrease in the six months ended September 31, 2010 as compared to the same period of 2009, we expect our gross profit margin will remain at its current level with slight growth in the future.

Operating expenses

Total operating expenses increased to approximately $539,441 for the six months ended September 30, 2010 from $363,300 for the six months ended September 30, 2009.  The $176,141 increase in operating expense was primarily attributable to the write-off of intangible assets related to Yan Li Xiao’s sales right in September 2010 which led to an increase in the general and administrative expenses of $151,338 and the issuance of 250,000 shares of common stock to several employees and consultants under our 2009 Stock Incentive Plan in the quarter ended September 30, 2010 for which we recorded general and administrative expenses in the amount of $97,500.

As a percentage of revenues, operating expenses decreased to 10.03% for the six months ended September 30, 2010 compared to 12.56% for the six months ended September 30, 2009. The changes in operating expenses are summarized below.

	For the six months ended
	September 30, 2010	September 30, 2009
General & administrative expenses	$430,809	$255,361
Research & development	0	3,461
Depreciation and amortization expenses	81,109	76,621
Selling expenses	27,523	27,857
Total Operating expenses	$539,441	$363,300

Interest expense

Net interest expense was $28,446 for the six months ended September 30, 2010 compared to $41,786 for the six months ended September 30, 2009. Interest expenses for the above period indicated only related to the loans from our Chairman and a company owned by him. The decrease of net interest expense for the six months ended September 30, 2010 was due to our repayment of portion of related party loans when cash generated from our operations became available. As the balance of related party loans reduced, our interest expenses decreased accordingly.

Income taxes

All of our net income for the period ended September 30, 2010 was from HTP, which conducts substantially all of our operation in the PRC. Our Chinese subsidiaries are governed by the Enterprise Income Tax Law of the PRC and are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The income tax expense of $552,000 for the six months ended September 30, 2010, an increase of $277,562 or 101.1% compared to the prior comparative period was attributed to the increased taxable income primarily derived from HTP for the six months ended September 30, 2010.

A reconciliation of tax at United States Federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	As of September 30
	2010	2009
U.S. statutory income tax rate	35.0%	35.0%
Foreign tax rate difference between US and China	(10.0)%	(10.0)%
NOL from U.S with 100% valuation allowance	5.1%	5.5%
Actual consolidated income tax rate	30.1%	30.5%

The components of deferred taxes as of September 30, 2010 and March 31, 2010 consist of the following:

	As of
	September 30, 2010	March 31, 2010
	(Unaudited)
Net operating loss carry-forwards	849,999	773,165
Valuation allowance	849,999	(773,165)
Net deferred tax asset	-	-

Net income

As a result of the above factors, we reported a net income of $1,284,924 for the six months ended September 30, 2010, an increase of $0.66 million or 106.2% as compared to the net income of $623,079 for the six months ended September 30, 2009. The increase in our net income was primarily due to our increased revenue.

Other comprehensive income

Foreign Currency Translation Adjustments amounted to $243,971 and $10,638 as of September 30, 2010 and 2009, respectively.  The balance sheet amounts with the exception of equity at September 30, 2010 were translated at 6.6912 RMB to 1.00 USD as compared to 6.8263 RMB to 1.00 USD at September 30, 2009. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended September 30, 2010 and 2009 were 6.7965 RMB and 6.8305 RMB, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. We usually finance our operation and capital expenditures through cash from operations and short-term bank loans as well as loans from our management and advances from a company owned by our Chairman. As of September 30, 2010, our working capital has improved to $2,288,758.

Total current assets increased to approximately $3.8 million as of September 30, 2010 as compared to $1.96 million at March 31, 2010.  The primary changes in our current assets during this period were from changes in cash of $653,092, accounts receivable of $447,211, inventory of $121,248 and advance to suppliers of $627,315. The increase in cash from $30,066 at March 31, 2010 to $683,158 at September 30, 2010 was because our increased business activities generated more cash to be used in our operation. The increase in accounts receivable from $351,991 at March 31, 2010 to $799,202 at September 30, 2010 was in line with our increased credit sales. The increase of inventory from $109,387 in March 31, 2010 to the amount of $230,635 as of September30, 2010 was because we stocked more raw materials in anticipation of increasing sales and to avoid the potential material shortage in the near future, and stocked more finished goods for future sales. The advance to suppliers increase from $1,465,713 at March 31, 2010 to $2,093,028 as of September 30, 2010 as we made more advances to our raw material suppliers to strengthen our relationship with them. These advances are short-term in nature and we believe the risk of uncollectibility was small based our past experience.

Our current liabilities as of September 30, 2010 were $1.52 million as compared to $1.45 million at March 31, 2010. The increase in current liabilities was primarily due to the increase in related party loans in the amount of $87,510 in order to support our working capital need, and increased accounts payable from $101,611 at March 31, 2010 to $121,419 at September 30, 2010 which represented our purchase of raw materials on account from our suppliers.

We believe that we have sufficient funds to operate our existing business for the next twelve months. However, in addition to funds available from our operating and loans from related parties, we may need external sources of capital for our expansion.  Currently, we have budgeted $3.5 million for capital improvements. We may pursue additional debt financing which could be secured by our property and equipment and approach international equity markets for additional debt and/or equity financing.  There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all. To date, we have no commitment from any source for the funds we require.

Discussion of Cash Flow

Comparison of cash flows results for the fiscal six months ended September 30, 2010 and 2009 is summarized as follows:

	As of September 30
	2010	2009
Cash flow from operating activities	$583,959	$(109,896)
Cash flow from investing activities	$-	$-
Cash flow from financing activities	$58,915	$277,705

Operating activities

Cash flows provided by operating activities for the six months ended September 30, 2010 amounted to $583,959, which consist of our net income of $1,284,924, adds back noncash adjustments of $459,883 which primarily consisted of depreciation and amortization expense incurred during the six months ended September 30, 2010, accrued related party loan interest and common stock issued for services and offset by net changes in operating assets and liabilities, primarily including an increase in accounts receivable of $433,301 which represented sale of product on credit to certain reliable clients, an increase of advance to suppliers of $588,536 to maintain good relationship with the suppliers and an increase in inventory of $117,202 to stock more raw materials to avoid the potential material shortage in the near future, and stock finished goods in support of future sales, as well as an increase in our accounts payable of $17,487.

Cash used in operating activities during the six months ended September 30, 2009 amounted to $109,896, which consisted of a net income of $623,079, adds back noncash adjustments of $258,269 and offset by net changes in operating assets and liabilities due to expanded operating activities, including an increase in accounts receivables in the amount of $140,631, an increase in inventory of $241,798, an increase in advance to suppliers in the amount of $448,521 to stimulate sales and maintain good relationship with the suppliers, as well as a decrease in accrued liabilities in the amount of $333,771, offset by an increase in accounts payable of $173,477.

Investing activities

No cash was used in investing activities for the six months ended September 30, 2010 and 2009, respectively.

Financing activities

Cash flows provided by financing activities amounted to $58,915 in the six months ended September 30, 2010, which represented proceeds from related party loans to support our working capital needs. Cash provided by financing activities amounted to $277,705 for the six months ended September 30, 2009, which represented the proceeds from related party loans.

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

Accordingly, based on their evaluation of our disclosure controls and procedures as of September 30, 2010, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

Management is presently seeking to augment the Company’s accounting and financing personnel resources by retaining more U.S. GAAP knowledgeable accounting staff, which will enable the Company to potentially implement adequate segregation of duties and remedy any material weakness in its internal controls.

Changes in Internal Control Over Financial Reporting

Other than as disclosed above, there were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

 PART II - OTHER INFORMATION

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Removed and Reserved

Item 5.     Other Information

None.

 Item 6.     Exhibits

(a)  Exhibits

Exhibit Number	Description of Exhibit
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tongli Pharmaceuticals (USA), Inc.

November 15, 2010	By:	/s/ Mingli Yao
Mingli Yao Chief Executive Officer (Principal Executive Officer)

November 15, 2010	By:	/s/ Li Li
Li Li Chief Financial Officer (Principal Accounting Officer)