Form 10-Q
period 2010-12-31
Tongli Pharmaceuticals (USA), Inc.
filed 2011-02-15
CIK 1052284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ending December 31, 2010

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________ to ________.

Commission file number: 000-52954

Tongli Pharmaceuticals (USA), Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1090791
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

14 Wall street, 20th Floor New York, NY	10005
(Address of Principal Executive Offices)	(Zip Code)

212-842-8837
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐

As of February 14, 2010, there were 11,663,218 shares of company’s common stock issued and outstanding.

TABLE OF CONTENTS

Cautionary Note on Forward Looking Statements

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4(T).	Controls and Procedures

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Removed and Reserved
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES

Unless otherwise provided in this Quarterly Report on Form 10-Q, references to “the Company,” “the Registrant,” “Tongli,” “we,” “us,” and “our” refer to Tongli Pharmaceuticals (USA), Inc. together with its wholly-owned subsidiaries.

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  We cannot give any guarantee that the plans, intentions or expectations described in the forward looking statements will be achieved.  All forward-looking statements involve significant risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in the “Risk Factors” section of our Annual Report for the fiscal year ended June 30, 2010 (the “2010 10-K”).  Readers should carefully review such risk factors as well as factors described in other documents that we file from time to time with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as “guidance,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology.  You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information.  There may be events in the future that we are not able to accurately predict or control.  You should be aware that the occurrence of any of the events described in our risk factors and other disclosures could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

·	our ability to obtain sufficient working capital to support our business plans;

·	our ability to expand our product offerings and maintain the quality of our products;

·	the availability of Chinese government granted rights to exclusively manufacture or co-manufacture our products;

·	the availability of Chinese national healthcare reimbursement of our products;

·	our ability to manage our expanding operations and continue to fill customers’ orders on time;

·	our ability to maintain adequate control of our expenses allowing us to realize anticipated revenue growth;

·	our ability to maintain or protect our intellectual property;

·	our ability to maintain our proprietary technology;

·	the impact of government regulation in China and elsewhere, including the support provided by the Chinese government to the Traditional Chinese Medicine and healthcare sectors in China;

·	our ability to implement product development, marketing, sales and acquisition strategies and adapt and modify them as needed;

·	our ability to integrate any future acquisitions;

·	our implementation of required financial, accounting and disclosure controls and procedures and related corporate governance policies; and

·
our ability to anticipate and adapt to changing conditions in the Traditional Chinese Medicine and healthcare industries resulting from changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

Readers are cautioned not to place undue reliance on our forward-looking statements, which reflect management’s opinions only as of the date thereof.  We undertake no obligation to revise or publicly release the results of any revision of our forward-looking statements, except as required by law.

PART I

ITEM 1.                      FINANCIAL STATEMENTS

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2010	March 31, 2010
	(Unaudited)
ASSETS

Current assets:
Cash	520,325	30,066
Accounts Receivable	1,101,885	351,991
Inventory	284,938	109,387
Prepaid expense	11,040	3,900
Advance to suppliers	2,120,470	1,465,713
Total current assets	4,038,658	1,961,057

Property and equipment, net	6,710,111	6,744,376
Contract deposits	2,730,862	2,641,418
Deposit for land use right	1,817,541	-
Intangible assets, net	-	163,244

Total assets	15,297,172	11,510,095

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	125,709	101,611
Due to related parties	877,895	788,166
Accrued expenses and other current liabilities	998,209	555,969
Total current liabilities	2,001,813	1,445,746

Stockholders' Equity
Preferred stock, $0.001 par value,
Authorized 1,000,000 shares; none issued	-	-
Common stock, $0.001 par value
Issued and outstanding- 11,663,207 shares and 11,395,025 shares, respectively	11,663	11,395
Additional paid-in-capital	8,031,031	7,913,799
Accumulated other comprehensive income	1,544,706	1,142,133
Retained earnings	3,707,959	997,022

Total Stockholders' equity	13,295,359	10,064,349

Total liabilities and Stockholders' equity	$15,297,172	$11,510,095

See accompanying notes to the condensed consolidated financial statements.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended December 31,
	2010	2009
Cash flows from operating activities
Net income	$2,710,939	$1,408,903
Adjustments to reconcile net income to net cash provided (used in)
operating activities:
Depreciation and amortization	269,455	261,847
Amortization of stock compensation	-	38,250
Accrued interest- related party	43,280	65,730
Stock issued for services	117,500	20,000
Loss of disposal of intangible asset- Yan Li Xiao	152,401
Changes in operating assets and liabilities:
Accounts receivable	(721,922)	(290,278)
Inventory	(168,110)	(298,337)
Advances to suppliers	(591,960)	(478,063)
Prepaid expenses	(7,140)	(3,900)
Accounts payable	20,209	33,299
Accrued expenses and other current liabilities	420,102	(55,808)
Net cash provided by operating activities	2,244,754	701,643

Cash flows from investing activities
Acquistion of intangible assets	-	(175,710)
Deposit for land use right	(1,778,015)	-
Net cash used in investing activities	(1,778,015)	(175,710)

Cash flows from financing activities
Proceeds from (repayment of) related party loans	13,184	(353,331)
Net cash provided by (used in) financing activities	13,184	(353,331)

Effect of exchange rate changes on cash	10,336	88

Net increase in cash	490,259	172,690

Cash, beginning of the period	30,066	50,247

Cash , end of the period	$520,325	$222,937

Supplemental cash flow information
During the period, cash was paid for the following:
Income taxes	$837,626	$530,667
Interest paid	$-	$-

See accompanying notes to the condensed consolidated financial statement

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended December 31,		For the nine months ended December 31,
	2010	2009	2010	2009

Revenue	$4,402,342	$2,928,562	$9,782,220	$5,821,937

Cost of sales	2,265,302	1,650,817	5,240,369	3,241,589

Gross Profit	2,137,040	1,277,745	4,541,851	2,580,348

Operating expenses:
General and administrative expenses	136,468	105,538	567,277	364,360
Depreciation expenses	38,216	45,579	119,324	122,200
Selling expenses	14,982	14,391	42,505	42,249
Total operating expenses	189,666	165,508	729,106	528,809

Operating income	1,947,374	1,112,237	3,812,745	2,051,539

Other Income (expenses):
Interest expense-related party	(14,834)	(23,857)	(43,280)	(65,643)
Total other income (expenses)	(14,834)	(23,857)	(43,280)	(65,643)

Income before income taxes	1,932,540	1,088,380	3,769,465	1,985,896

Income Taxes	506,526	302,555	1,058,526	576,993

Net Income	1,426,014	785,825	2,710,939	1,408,903

Other Comprehensive item:
Foreign Currency Translation adjustment	158,601	(768)	402,573	9,870

Comprehensive income	1,584,615	785,057	3,113,512	1,418,773

Basic and diluted income per share	$0.12	$0.08	$0.24	$0.14

Basic and diluted weighted average shares outstanding	11,654,318	10,186,716	11,500,974	10,225,789

See accompanying notes to the condensed consolidated financial statements.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

1.           BASIS OF PRESENTATION

Tongli Pharmaceuticals (USA), Inc., through a wholly-owned subsidiary, Harbin Tianmu Pharmaceuticals Co., Ltd. (“Tianmu Pharmaceuticals”), develops, produces and sells a wide variety of pharmaceuticals and healthcare products in the People’s Republic of China (“PRC” or “China”) that are based on traditional Chinese medicine (“TCM”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results from operation for the three and nine months periods ended December 31, 2010 are not necessarily indicative of the results to be expected for the entire year or for any other period. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

The balance sheet as of March 31, 2010 has been derived from the audited financial statements at that date included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, but does not include all of the information and footnotes required by U.S. GAAP for the complete financial statements.

2.           INVENTORY

As of December 31, 2010 and March 31, 2010, inventory consists the following:

	As of
	December 31, 2010	March 31, 2010
	(Unaudited)

Raw materials	$91,062	$32,313
Finished goods	193,876	77,074

Total	$284,938	$109,387

3           INTANGIBLE ASSETS

Intangible assets primarily represent sales rights related to a new product as provided in a contract between the Company and a third party Harbin Sanmu Pharmaceuticals (“Sammu”).  The Company paid RMB 1,200,000 (equivalent to $175,772) to Sanmu in October 2009 for exclusive rights to manufacture and sell such new product under its trademark for a period of seven years. However, during the three months ended September 30, 2010, the Company terminated the contract with Sanmu.  Management decided to write off the intangible asset related to this product as of September 30, 2010.

4.           DEPOSIT FOR LAND USE RIGHT

On December 20, 2010, the Company entered into a contract with a third party to acquire land use right to a parcel for a total purchase price of RMB 20 million (approximately $3 million) for twenty years (from December 20, 2010 to December 30, 2030).  The Company will use this parcel of land to plant herbs which are raw materials for the Company’s products.  The Company is required to pay the purchase price in two installments. The first installment of RMB 12 million (equivalent to $1,817,541) was paid in December 2010 to the third party and the second installment payment of RMB 8 million (approximately $1,211,694) will be paid upon closing of the transaction, which is expected to occur in the first half of 2011.

5.           DUE TO RELATED PARTIES

Due to related parties consisted of the following:

	As of
	December 31, 2010	March 31, 2010
	(Unaudited)

Harbin Tianmu Real Estate Development Co., Ltd. (a)	$(336,210)	$(308,705)
Chairman of the Company (a)	(521,098)	(458,874)
US Hua Sky International Investment LLC. (b)	(20,587)	(20,587)

Total	$(877,895)	$(788,166)

(a)	These loans bear interest at 7% per annum and are due on demand.

(b)
The Company had a month to month sub-lease arrangement for its New York office with US Hua Sky International Investment LLC, a company owned by its Chairman. This arrangement began on March 31, 2008 and ended on March 31, 2009. The monthly rental was $3,950.

6.           STOCKHOLDERS’ EQUITY

In December 2009, the company adopted the 2009 Incentive Plan to provide additional incentive to selected employees, officers, directors and consultants of the Company.  2,000,000 shares were initially reserved for issuance under the 2009 Incentive Plan. Awards may be in the form of incentive stock options, non-qualified stock options, restricted shares or other arrangements or programs. On March 29, 2010, the Company issued 1,169,093 common shares to 46 employees and consultants. The Company recorded fair value of $1,180,784 for these shares. On September 8, 2010, additional 250,000 shares of common stock were issued 7 employees and consultants. The Company recorded fair value of $975,000 for these shares. On November 15, 2010, the Company issued 18,182 common shares to its US legal consul for services rendered.  The Company recorded fair value of $20,000 for these shares.

As of December 31, 2010, the Company has 11,663,207 common shares issued and outstanding.

7.           EARNINGS PER SHARE

Earnings (loss) per share are computed by dividing income available to stockholders of our common stock by the weighted-average number of shares of common stock outstanding for the three and nine months ended December 31, 2010 and 2009. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock have been issued and if the additional shares of common stock were dilutive. There are no common stock equivalents available for dilution purposes as of December 31, 2010 and 2009, respectively. The following demonstrates the calculation for earnings per share for the three and nine months ended December 31, 2010 and 2009:

	Three months ended December 31		Nine months ended December 31
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income (loss)	$1,426,014	$785,825	$2,710,939	$1,408,903

Weighted shares outstanding- Basic and diluted	11,654,318	10,186,716	11,500,974	10,225,789

Earning per share- Basic	$0.12	$0.08	$0.24	$0.14

Earnings per share- Diluted	$0.12	$0.08	$0.24	$0.14

8.           TAXES

(a) Corporation income tax (“CIT”)

The Company has not recorded a provision for U.S federal income tax for the three and nine months ended December 31, 2010 and 2009 due to the net operating losses in the United States which the Company has set up 100% valuation allowance.

The Company’s Chinese subsidiaries are subject to tax at a statutory rate of 25% on income reported in the statutory financial statements in accordance with PRC generally accepted accounting principals after appropriate tax adjustments.

A reconciliation of tax at United States Federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	For the nine months ended December 31,
	2010	2009
	(Unaudited)	(Unaudited)
U.S.statutory income tax rate	35.0%	35.0%
Foreign tax rate difference between US and China	(10.0%)	(10.0%)
NOL from U.S with 100% valuation allowance	3.08%	4.0%
Actual consolidated income tax rate	28.08%	29.0%

The components of deferred taxes as of December 31, 2010 and March 31, 2010 consisted of the following:

	As of
	December 31,2010	March 31, 2010
	(Unaudited)
Net operating loss carry-forwards	$884,751	$773,165
Valuation allowance	$(884,751)	$(773,165)
Net deferred tax asset	-	-

Management believes the deferred tax assets as of December 31, 2010 and March 31, 2010 do not satisfy the realization criteria set forth in FASB ASC 740 and has recorded a valuation allowance for the entire net tax asset.

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

(c)           Other taxes

The Company is also subject to PRC business tax at a rate of 5%, PRC City Construction Tax at a rate of 7% and Education Fees at a rate of 4% based on VAT.

9.           COMMITMENTS AND CONTINGENCIES

On March 21, 2010, the Company entered into a patent purchase agreement with a third party, Tonghua Yisheng Pharmaceuticals Company Limited, to purchase a new drug candidate which is presently in clinical trials.  Total purchase price for this patent amounted to RMB 33,000,000 (approximately $4.85 million) payable in three installments. The Company paid the first installment of RMB 11,000,000 (approximately $1,611,514) to Tonghua Yisheng Pharmaceuticals Company Limited in March 2010 upon execution of the purchase agreement.  The second and third installments are expected to be paid in late 2011 and 2012 pending on whether the clinical test results for this drug candidate meet requirements specified in the agreement.

The Company has a lease agreement for the Company’s New York office beginning on December 1, 2010 with a monthly rent of $3,570. The rentals for December 2010 and January 2011 were waived and the rentals for October 2011 and November 2011 will be waived pursuant to the lease agreement. The Company made a deposit of $7,140 for this lease.

10.           CONCENTRATION OF RISKS

During the nine months ended December 31, 2010, approximately 42.7% of the sales were generated from five major distributors with the largest distributor representing 11.3% of the sales, while approximately 32.9% of the sales were generated from four major distributors for the nine months ended December 31, 2009. During the three months ended December 31, 2010, 41.6% of the sales were generated from four major distributors with the largest distributor representing 11.25% of the sales, while 28.33% of the sales were generated from four major distributors for the three months ended December 31, 2009.

For the nine months ended December 31, 2010, the Company’s five major products Antihyperlipidemics, Calcium Gluconate Oral Liquid, Anti-bacterial Mouthwash, Panax and Radix Polygoni Capsule, and Yan Li Xiao Capsule, represented 24.85%, 21.37%, 20.56%, 15.32% and 11.25%, respectively, of the total sales, while four major products Antihyperlipidemics, Anti-bacterial Mouthwash, Calcium Gluconate Oral Liquid and Leucorrhea Relief Tablet represented 34.4%, 31.2%, 24.1% and 10.1%, respectively, of total sales for the nine months ended December 31, 2009.  For the three months ended December 31, 2010, Panax and Radix Polygoni Capsule, Antihyperlipidemics, Anti-bacterial Mouthwash and Calcium Gluconate Oral Liquid, represented 34.33%, 23.98%, 18.36% and 17.95%, respectively, of the total sales, while Antihyperlipidemics, Anti-bacterial Mouthwash, Calcium Gluconate Oral Liquid and Leucorrhea Relief Tablet, represented 38.11%, 26.80%, 23.53% and 11.56%, respectively, of the total sales for the three months ended December 31, 2009.

11.           VULNERABILITY DUE TO OPERATIONS IN PRC

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

The Company’s business depends on maintaining licenses of its current products from China State Food and Drug Administration or SFDA. Obtaining licenses for new products can be expensive and is usually time consuming. Failure to obtain the required licenses can cause the Company’s business plan to be delayed. If the delays prevent the Company from generating positive cash flows or introducing a significant number of products, there will be a material adverse effect on the Company
.

12.           SUBSEQUENT EVENT

On January 21, 2011, the Board of Directors appointed Mr. Zhijian Hao as a director of the Company, effective on the same day. Pursuant to a Director Agreement the Company entered into with Mr. Hao, the Company will provide for an annual base salary of RMB24,000 (approximately $3,625 based upon the January 1, 2011 exchange rate of $1.00 = RMB6.62) and an annual award of 30,000 shares of restricted stock of the Company starting from January 1, 2011.  The Director Agreement has a term of three years, subject to election by the shareholders of the Company.  Either the Company or Mr. Hao can terminate the Director Agreement and Mr. Hao’s association with the Company on 10 days prior notice.

The Company has evaluated events after the date of these financial statements through the date that these financial statements were issued and no other sequent event is required to be reported.

Item 2.  Management’s Discussion and Analysis of Financial Conditions of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Tongli Pharmaceuticals (USA) Inc. for the three and nine months ended December 31, 2010 and 2009, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth above.

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

American Tony is a holding company incorporated in the State of Delaware. In February 2007, American Tony acquired, through a wholly owned subsidiary, Heilongjiang Tongli Technology Co., Ltd., all of the registered capital of Harbin Tianmu Pharmaceuticals Co., Ltd., a corporation organized under the laws of the PRC on November 26, 1999.  Tianmu Pharmaceuticals is engaged in developing, manufacturing and marketing pharmaceutical and health care products that incorporate elements of Chinese Traditional Medicine with elements of western medicine.

In 2005, Tianmu Pharmaceuticals obtained the GMP certificate (Good Manufacturing Practices for Pharmaceutical Products), and currently maintains Drug Register License and Drug Production Certificate from the China State Food and Drug Administration (“SFDA”) for 10 products. Our major products include Panax and Radix Polygoni Capsule, Yufang Anti-Bacterial Mouth Wash, Calcium Gluconate Oral Liquid, and Antihyperlipidemics.

We sell our products through distributors or directly to customers; no service is required from us after sales are made. Our primary customers are drug stores and hospitals located in China

DEVELOPMENT AND STRATEGY

During the three and nine months ended December 31, 2010, we continued the execution of our product channel expansion strategy that has resulted in increased market penetration of our products and expanded revenue growth. In order to expand our product offerings, in August 2009, we entered into a contract with a third party Harbin Sanmu Pharmaceuticals (“Sanmu”) to purchase exclusive rights to manufacture and sell Yan Li Xiao Capsule nationwide for seven years.  We paid Sanmu RMB 1,200,000 (approximately $175,772) in October 2009 under the contact and started to sell this product in late 2009.  In July 2010, due to some disputes with Sanmu, we terminated the contract with Sanmu and suspended the sales of Yan Li Xiao Capsule. Accordingly, no sales revenue from Yan Li Xiao Capsule was reported since July 2010. Management has decided to write off the intangible assets related to Yan Li Xiao Capsule in September 2010.  In October 2010, we began to manufacture and sell our new product Panax and Radix Polygoni Capsule. This new product represented more than 15% of our total sales during the nine months ended December, 31, 2010. We believe that this new product have great market potential and will continue to generate sustainable income in the foreseeable future.

On March 21, 2010, we entered a patent purchase agreement with a third party Tonghua Yisheng Pharmaceuticals Company Limited (“Yisheng”) to purchase a new drug candidate. Total consideration for this patent transaction amounted to RMB 33,000,000 (approximately $4.85 million) payable in three installments. We paid the first installment of RMB 11,000,000 (approximately $1.6 million) to Yisheng in March 2010 upon execution of the patent purchase agreement. The second and third installments are expected to be paid in late 2011 and 2012 pending on whether the clinic test results for this drug candidate meet requirements specified in our agreement.

Our ability to conclude this purchase and ultimately commercialize this product requires additional assistance from the seller and obtaining government approvals, including the approvals from the SFDA.

Management plans to continue to emphasize on expanding and enhancing marketing and sales in the fiscal year 2011 ending March 31, 2011 and beyond.  Part of this strategy involves increasing and improving marketing and sales activities to enhance the market position of our key products and to increase the sales of other products by expanding our sales force, solidifying our distribution network and expanding market segment coverage, and increasing marketing and promotional activities. Management also plans to pursue strategic acquisition opportunities selectively, including purchase of new products or facilities, to further consolidate our resources and expand our market coverage. We believe that such initiatives will help to expand our product lines and market coverage and complement our research and development capabilities. As of the date of this report, we are not engaged in any discussions regarding any potential acquisition.

On December 20, 2010, we entered into a contract with third party to acquire land use rights to a parcel of land for twenty years (from December 20, 2010 to December 30, 2030) and the total purchase price is RMB 20 million (approximately $3 million).We will use this parcel of land to plant herbs which are raw material for our products.  We are required to pay the purchase price in two installments.  The first installment of RMB 12 million (approximately $1,817,541) was paid partying December 2010 and the second installment payment of RMB 8 million (approximately $1,817,541) will be paid to the third party upon closing of the transaction in the near future, which is expected in the first half of 2011.

Management believes that our emphasis on further commercializing and broadening our product lines, enhanced sales and marketing efforts shall continue to yield increases in revenue in fiscal 2011 and beyond.

DISCUSSION OF OPERATING RESULTS

Operating results for the three months ended December 31, 2010 and 2009

The results of our operation for the three months ended December 31, 2010 compared to the prior comparative periods are as follows:

	For the three months ended
	December 31, 2010	December 31, 2009

Revenues	$4,402,342	$2,928,562
Cost of Sales	2,265,302	1,650,817
Gross Profit	2,137,040	1,277,745

Selling, general & administrative expeses	189,666	165,508

Other income (expenses)	(14,834)	(23,857)

Provision of income taxes	506,526	302,555

Net income	1,426,014	785,825

Foreign currency translation adjustments	158,601	(768)

Comprehensive income	$1,584,615	$785,057

Revenues, cost of sales and gross profit

Our revenues increased 50.32% to approximately $4.4 million for the three months ended December 31, 2010 from approximately $2.9 million for the three months ended December 31, 2009.  The $1.47 million increase was primarily attributable to the increase in sales of our four major products, including Antihyperlipidemics, Calcium Gluconate Oral Liquid, Anti-bacterial Mouthwash, and Panax and Radix Polygoni Capsule, supported by our marketing efforts, increasing brand recognition and effective pricing strategy and our distribution to previously unaddressed market. For the three months ended December 31, 2010, about 15.32% of our revenue was generated from our new product Panax and Radix Polygoni Capsule.

Management expects that our emphasis on broadening our product offerings, coupled with our continued sales channel expansions, and along with our enhanced sales and marketing efforts will continue to yield increases in revenue for fiscal year 2011 and beyond.

Cost of sales was approximately $2.26 million for the three months ended December 31, 2010 compared to $1.65 million for the three months ended December 31, 2009. The $0.61 million increase in cost of sales was mainly attributable to an increase in manufacturing costs which was in line with the increase in the sales, and which included the costs for our new product Panax and Radix Polygoni Capsule.  As the sales of Panax and Radix Polygoni Capsule increased during the three months ended December 31, 2010, our costs of sales increased accordingly.  Cost of sales as a percentage of revenue decreased from 56.37% to 51.46% as compared to the prior comparative period.

Gross profit was approximately $2.13 million for the three months ended December 31, 2010 compared to $1.27 million for the three months ended December 31, 2009, an increase of $0.86 million due to increased sales of our products. The gross profit as a percent of revenues for the three months ended December 31, 2010 increased to 48.54% from 43.63% in the prior comparative period mainly due to increased sales and relatively stable costs of sales of our major products.

Operating expenses

Total operating expenses increased to approximately $189,666 for the three months ended December 31, 2010 from $165,508 for the three months ended December 31, 2009, representing a 14.6% increase. The increase in our total operating expense for the three months ended December 31, 2010 was primarily attributed to the legal fees to our U.S. legal counsel. We issued 18,182 shares of common stock our legal consul for services rendered for which we recorded an expense of $20,000. The increase in our operating expense was also attributable to increased selling and salary expenses incurred to support the sales of our new product Panax and Radix Polygoni Capsule.

Interest expense

Net interest expense was $14,834 for the three months ended December 31, 2010 compared to $23,857 for the three months ended December 31, 2009. Interest expenses are for the loans from related parties including our Chairman and his companies. The decrease was due to our repayment of portion of related party loans when cash generated from our operations became available. As the balance of related party loans decreased, our interest expenses decreased accordingly.

Income taxes

All of our net income for the period ended December 31, 2010 was generated in the PRC. Our Chinese subsidiaries are subject to a tax rate of 25% on income reported in the statutory financial statements prepared in compliance with PRC generally accepted accounting principals after appropriate tax adjustments.

The income tax expense was $506,526 for the three months ended December 31, 2010, an increase of $203,971 or 67.42% from the prior comparative period. The increase was in line with the increase in taxable income for the three months ended December 31, 2010.

Net income

As a result of the above factors, we reported a net income of $1.42 million for the three months ended December 31, 2010, an increase of $0.64 million or 81.5% from approximately $785,825 for the three months ended December 31, 2009.

Other comprehensive income

All of our operations are in the PRC and the functional currency of our operating subsidiaries is the RMB.  Translation adjustments resulting from converting RMB to USD amounted to a gain of $158,601 and a loss of $768 as of December 31, 2010 and 2009, respectively.  The balance sheet amounts with the exception of equity at December 31, 2010 were translated at 6.6023 RMB to 1.00 USD as compared to 6.82702 RMB to 1.00 USD at December 31, 2009. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended December 31, 2010 and 2009 were 6.6557 RMB and 6.8274 RMB, respectively.

Operating results for the nine months ended December 31, 2010 and 2009

The results of our operation for the nine months ended December 31, 2010 compared to the prior comparative periods are as follows:

	For the nine months ended
	December 31, 2010	December 31, 2009

Revenues	$9,782,220	$5,821,937
Cost of Sales	5,240,369	3,241,589
Gross Profit	4,541,851	2,580,348

Selling, general & administrative expeses	729,106	528,809

Other income (expenses)	(43,280)	(65,643)

Provision of income taxes	1,058,526	576,993

Net income	2,710,939	1,408,903

Foreign currency translation adjustments	402,573	9,870

Comprehensive income	$3,113,512	$1,418,773

Revenues, cost of sales and gross profit

Our revenues increased 68.02% to approximately $9.78 million for the nine months ended December 31, 2010 from approximately $5.82 million for the nine months ended December 31, 2009.  The $3.96 million increase was primarily attributable to the increase in sales of our major products, including Antihyperlipidemics, Calcium Gluconate Oral Liquid, Anti-bacterial Mouthwash, and our new product Panax and Radix Polygoni Capsule, supported by our marketing efforts, increasing brand recognition, effective pricing strategy and our distribution to previously unaddressed market. For the nine months ended December 31, 2010, more than 82% of our total sales revenues were generated from the sales of the above mentioned four products. Approximately 15.32% of our revenue was generated by our new product Panax and Radix Polygoni Capsule. Approximately 11.25% of our sales revenue was generated from sales of Yan Li Xiao Capsule. Due to the termination of the agreement with Sammu, no sales revenue was generated from Yan Li Xiao since July 2010.

Cost of sales was approximately $5.24 million for the nine months ended December 31, 2010 compared to $3.24 million for the nine months ended December 31, 2009. The $1.99 million increase in cost of sales was mainly attributable to an increase in manufacturing costs which was in line with the increase in the sales, and which included the costs for our new product Panax and Radix Polygoni Capsule during the three months ended December 31, 2010 as well as the purchase costs associated with the Yan Li Xiao product.  Cost of sales as a percentage of revenue decreased from 55.6% to 53.7% as compared to the prior comparative period.

Gross profit was approximately $4.54 million for the nine months ended December 31, 2010 compared to $2.58 million for the nine months ended December 31, 2009. The increase of $1.96 million was mainly attributably to increased sales of our products. The gross profit as a percent of revenues for the nine months ended December 31, 2010 increased to 46.43% from 44.32% in the prior comparative period mainly due to increased sales and relatively stable costs of sales of our major products.

Operating expenses

Total operating expenses increased to approximately $729,106 for the nine months ended December 31, 2010 from $528,809 for the nine months ended December 31, 2009, representing an increase $200,297 or 37.8%. The increase in our total operating expenses was primarily attributable to the write-off of intangible assets related to Yan Li Xiao’s sales right in September 2010 for which we recorded general and administrative expenses of $152,401 and the issuance of 250,000 shares of common stock to several employees and consultants under our 2009 Stock Incentive Plan in the quarter ended September 30, 2010 for which we recorded general and administrative expenses in the amount of $97,500. In addition, we also issued 18,182 common shares to our U.S legal consul for services rendered and we recorded general and administrative expense of $20,000 for these shares.  The increase in our operating expense was also due to increased selling and salary expenses incurred to support the sales of our new product Panax and Radix Polygoni Capsule.

Interest expense

Net interest expense, which represented the interest for the loans from related parties, was $43,280 for the nine months ended December 31, 2010 compared to $65,643 for the nine months ended December 31, 2009. The decrease of net interest expense was due to our repayment of portion of related party loans when cash generated from our operations became available. As the balance of related party loans decreased, our interest expenses decreased accordingly.

Income taxes

All of our net income for the nine months ended December 31, 2010 was generated from China and is subject to a tax rate of 25% under the Enterprises Income Tax Law of the PRC. The income taxes were calculated base on the income reported in the statutory financial statements in compliance with the PRC generally accepted accounting principals after appropriate tax adjustments.

The income tax expense was $1,058,526 for the nine months ended December 31, 2010. The increase of $481,533 or 83.4% from prior comparative period was attributed to the increased taxable income for the nine months ended December 31, 2010.

A reconciliation of tax at United States Federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	For the nine months ended December 31,
	2010	2009
	(Unaudited)	(Unaudited)
U.S.statutory income tax rate	35.0%	35.0%
Foreign tax rate difference between US and China	(10.0)%	(10.0)%
NOL from U.S with 100% valuation allowance	3.08%	4.0%
Actual consolidated income tax rate	28.08%	29.0%

Net income

As a result of the above factors, we reported a net income of $2.71 million for the nine months ended December 31, 2010, an increase of $1.3 million or 92.4% as compared to approximately $1.4 million for the nine months ended December 31, 2009.

Other comprehensive income

The foreign currency translation adjustment which reflects the changes in the exchange rate of the RMB against the USD amounted to $402,573 and $9,870 as of December 31, 2010 and 2009, respectively.  The balance sheet amounts with the exception of equity at December 31, 2010 were translated at 6.6023 RMB to 1.00 USD as compared to 6.82702 RMB to 1.00 USD at December 31, 2009. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended December 31, 2010 and 2009 were 6.7491 RMB and 6.82945 RMB, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. We usually finance our operation and capital expenditures by short-term bank loans as well as loans from the members of our management group and an entity owned by our Chairman. As of December 31, 2010, our working capital has improved to $2,036,845.

Total current assets increased to approximately $4.04 million as of December 31, 2010 as compared to $1.96 million as of March 31, 2010.  The primary changes in our current assets during the nine months period were from changes in cash, accounts receivable, inventory and advance to suppliers. The increase in cash from $30,066 as of March 31, 2010 to $520,325 as of December 31, 2010 was because our increased business activities generated more cash to be used in our operation. The increase of inventory from $109,387 as of March 31, 2010 to $284,938 as of December 31, 2010 was because we stocked more raw materials to avoid the potential material shortage in the near future, and stock more finished goods in support of future sales in the nine months period. The increase of advances to suppliers from $1,465,713 at March 31, 2010 to $2.120.470 as of December 31, 2010 was attributed to our financial support to strengthen the relationship with our raw material suppliers. These advances are short-term in nature and we believe the risk of uncollectibility was small based our previous experience.

Our current liabilities as of December 31, 2010 were $2.00 million as compared to $1.45 million as of March 31, 2010. The increase in current liabilities was primarily due to the increase in related party loans from our Chairman in the amount of $13,184 to fund our working capital need, and an increase in accounts payable from $101,611 at March 31, 2010 to $125,709 at December 31, 2010 which represented our purchase of raw materials on account from our suppliers. The increase in our current liabilities was also due to our increased accrued expenses which consisted of unpaid legal and accounting fees as of the December 31, 2010 which were paid in January 2011 and accrued taxes of $805,244 which will be paid in the first quarter of 2011 when we file the tax return with local tax authority.

During the nine month period ended December 31, 2010, the increase in our long-term assets was also attributable to the deposit of $1,817,541for land use right which we acquired.  We are required to pay the purchase price in two installments. The first installment of RMB 12 million (equivalent to $1,817,541) was paid in December 2010 and the second installment payment of RMB 8 million (approximately $1,211,694) will be paid to the third party upon closing of the transaction which is expected to occur in the first half of 2011.

The growth of our company will require additional debt and/or equity financing.  Currently we have budgeted $3.5 million for capital improvements. We intend to pursue additional debt financing which could be secured by our property and equipment and approach international equity markets for additional debt and/or equity financing.

Discussion of Cash Flow

Comparison of cash flows results for the fiscal nine months ended December 31, 2010 and 2009 is summarized as follows:

	For the nine months ended December 31
	2010	2009
Cash flow from operating activities	$2,244,754	$701,643
Cash flow from investing activities	$(1,778,015)	$(175,710)
Cash flow from financing activities	$13,184	$(353,331)

Operating activities

Cash flows provided by operating activities for the nine months ended December 31, 2010 amounted to $2,244,754, which consisted of net income of $2,710,939, added back noncash adjustments of $582,636 which represented depreciation and amortization expenses of $269,455, accrued interest to related parties of $43,280 as well as stock issued for services of $117,500, and offset by net changes in operating assets and liabilities, which primarily included increase in advances to suppliers of $591,960 to maintain good relationship with the suppliers and increase in inventory of $168,110 to stock more raw materials to avoid potential material shortage in the near future and more finished goods in support of future sales, as well as an increase in our accounts receivables of $721,922 which represented the temporarily uncollected amounts from our credit sales.

Cash provided by operating activities during the nine months ended December 31, 2009 amounted to $701,643, which consisted of net income of $1,408,903, added back noncash adjustments of $385,827 which represented depreciation and amortization expenses of $261,847, amortization of stock compensation of $38,250, accrued interest to related parties of $65,730 as well as stock issued for services of $20,000,  and offset by net changes in operating assets and liabilities due to expanded operating activities, including increase in accounts receivables in the amount of $290,278, increase in inventory of $298,337, increase in prepaid expenses of $3,900 which represented prepaid rent expenses for our New York office, increase in advances to suppliers in the amount of $478,063 to maintain good relationship with the suppliers, as well as a decrease in accrued liabilities in the amount of $55,808 primarily due to our decreased tax liabilities and accrued wages and salaries as compared with the prior comparative period, offset by an increase in accounts payable of $33,299 which represented our purchase of materials on account from suppliers.

Investing activities

Net cash used in investing activities for the nine months ended December 31, 2010 amounted to $1,778,015 which represented deposit we paid for a land use right.  We are required to pay the total purchase price in two installments. The first installment of RMB 12 million (equivalent to $1,817,541) was paid in December 2010 and the second installment payment of RMB 8 million (approximately $1,211,694) will be paid upon closing of the transaction in the near future.

Cash used in investing activities amounted to $175,710 in the nine months ended December 31, 2009, which consists primarily of payment to purchase sales right for our Yan Li Xiao product.

Financing activities

Cash flows provided by financing activities amounted to $13,184 in the nine months ended December 31, 2010, which represented loans from related party to fund our working capital needs.

Cash used in financing activities amounted to $353,331 for the nine months ended December 31, 2009, which represented our repayment of loans to related parties.

Off-Balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Accordingly, based on their evaluation of our disclosure controls and procedures as of December 31, 2010, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

Management is presently seeking to augment the Company’s accounting and financing personnel resources by retaining more U.S. GAAP knowledgeable accounting staff, which will enable the Company to potentially implement adequate segregation of duties and remedy any material weakness in its internal controls.

Changes in Internal Control Over Financial Reporting

Other than as disclosed above, there were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the three months ended December 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

_________________

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tongli Pharmaceuticals (USA), Inc.

February 14, 2010	By:	/s/ Mingli Yao
Mingli Yao Chief Executive Officer (Principal Executive Officer)

February 14, 2010	By:	/s/ Li Li
Li Li Chief Financial Officer (Principal Accounting Officer)