Form 10-K
period 2011-03-31
Tongli Pharmaceuticals (USA), Inc.
filed 2011-07-14
CIK 1052284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ending March 31, 2011

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from ________    to ________.

Commission file number 000-52954

Tongli Pharmaceuticals (USA), Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1090791
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification number)

14 Wall Street, 20th Floor
New York, NY	10005
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the voting and non-voting common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s Common Stock on September 30, 2010, as reported on the OTC Bulletin Board, was approximately $3,372,049.

As of June 27, 2011, there were 11,791,789 outstanding shares of common stock of the registrant, par value $.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None

Unless otherwise provided in this Annual Report on Form 10-K, references to “Tongli,” “we,” “us,” “our” and similar terminology refer to Tongli Pharmaceuticals (USA), Inc. and its subsidiaries.

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward looking statements which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled “Business”, “Risk Factors”, and “Management’s Discussion and Analysis or Plan of Operation.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date thereof. We undertake no obligation to revise or publicly release the results of any revision of these forward-looking statements. Readers should carefully review the risk factors described in this Report and in other documents that we file from time to time with the Securities and Exchange Commission.

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

-i-

We cannot give any guarantee that these plans, intentions or expectations will be achieved. All forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors listed above and described in the “Risk Factors” section of this Report.

-ii-

PART I

Item 1. Business

Organization and Business Description

Tongli Pharmaceuticals (USA), Inc., through its indirectly wholly-owned subsidiary, Harbin Tianmu Pharmaceuticals Co., Ltd. (“HTP” or “Tianmu Pharmaceuticals”), develops, produces and sells a wide variety of pharmaceuticals and healthcare products in the People’s Republic of China (“PRC” or “China”) that are based on traditional Chinese medicine, or TCM. We were formerly known as American Tony Pharmaceutical, Inc. (“American Tony”), which was a holding company incorporated in the state of Delaware on November 17, 2006 and had no significant operations since its inception. The name change became effective on October 30, 2008 and was done to better represent the origin and ongoing business of our company.

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

Tianmu Pharmaceuticals was formed under laws of the PRC on November 26, 1999. In February 2007, American Tony acquired Tianmu Pharmaceuticals through a recapitalization transaction which was accomplished through the exchange of shares with Heilongjiang Tongli Technology Co., Ltd. (“TT” or “Tongli Technology”), a wholly-owned subsidiary of American Tony formed in 2007 in the PRC. TT owns 100% of Tianmu Pharmaceuticals and doesn’t have any other operations since its inception.

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

We believe that the sales of TCM in China reflect the central and still growing role these therapies play in medical care in that nation. According to Helmut Kaiser Consultancy, in 2005, total sales revenue for Chinese herbal medicine manufactured in China was $13.6 billion which accounted for 25.8% of all medicine manufactured in China. This segment had total profit of $1.76 billion which accounted for 29% of the total profit of the Chinese drug industry. In 2006, there were approximately 1,400 Chinese herbal medicine manufacturers with an annual growth rate of 15%, much higher than the comparable period GDP growth. According to IMS Health, a market intelligence firm, the Chinese pharmaceutical market is predicted to grow to more than $50 billion by the end of 2011, which would make China the world’s third-largest pharmaceutical market.

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

Growing Prosperity of the Chinese People. The increased spending power of China’s population continues to be reflected in the increased consumption of health products and medical services between 2007 and 2011. According to Euromonitor data, spending by Chinese people on these goods and services will increase from $100 billion in 2007 to $160 billion in 2011.

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

Our Products

Our Chinese operating subsidiary has been developing, manufacturing and distributing pharmaceuticals and health care products that incorporate elements of Chinese traditional medicine with elements of western medicine since 1999. Tianmu Pharmaceuticals currently offers drugs and health care products in several distinct categories, including:

•
Antihyperlipidemics. These tablets, based on principles of Chinese traditional medicine, are used to reduce cholesterol levels and soften blood vessels in order to improve circulation. Our antihyperlipidemics are offered as an affordable alternative to the statins commonly used for this purpose in western medicine. For the year ended March 31, 2011, sales of Antihyperlipidemics accounted for approximately 23.8% of our total sales revenue during the year.

•
Panax and Radix Polygoni Capsule. We began to market this new product in October 2010. This product is designed to reinforce the liver and kidney, replenish Qi (life energy) and blood, with major application on Qi and blood infirmity, beard and hair early whiteness, neurastheria, morbid forgetfulness and insomnia, lack of appetite and fatigue. For the year ended March 31, 2011, sales of Panax and Radix Polygoni Capsule accounted for approximately 26.9% of our total sales revenue during the year.

•
Yuxiang Anti-Bacterial Mouthwash. Comprised of a mixture of medicinal ingredients that counter disease and odor in the oral cavity and throat, Yuxiang Mouthwash is designed to purge bad breath caused by gum disease, abnormal sleep, nervousness, food, alcohol and smoking. We package Yuxiang Mouthwash in bottles that are small enough to be carried conveniently, and we target customers who are travelling or away from home. Our primary points of distribution for Yuxiang Mouthwash are restaurants and transport carriers such us trains. For the year ended March 31, 2011, sales of Yufang Anti-Bacterial Mouthwash accounted for approximately 17.7% of our total sales revenue during the year.

•
Calcium Gluconate Oral Liquid. This is a calcium supplement used for the prevention and treatment of diseases caused by calcium deficiency, such as osteoporosis, bone hypoplasis, and rickets. The liquid is particularly recommended for women during menopause or lactation. We believe that our product has a competitive advantage over other similar products provided by our competitors, because we have obtained a pharmaceutical license for this product, which is considerably more authoritative than the health license under which most of our competitors market their calcium supplements. For the year ended March 31, 2011, sales of Calcium Gluconate Oral Liquid accounted for approximately 18.2% of our total sales revenue during the year.

•
Yan Li Xiao Capsules. This product is designed to detoxify the body, clear heat, relieve inflammatory symptoms and can be used to treat acute tonsillitis, bacillary dysentery, acute and chronic bronchitis, acute gastroenteritis, acute mastitis and other infectious diseases. However, the contract with Harbin Sanmu Pharmaceuticals (from whom we acquired the rights to this product) was terminated in July 2010 and therefore we have not sold this product since that time. For the year ended March 31, 2011, sales of Yan Li Xiao Capsule accounted for approximately 7.7% of our total sales revenue during the year. We believe we will be able to replace sale from this product with sales of our newer products, including most notably Panax and Radix Polygoni Capsule.

•
Fuke Zhidai Tablets. This product is used to treat abnormal leucorrhea which caused by chronic cervicitis, endometritis and endocolpitis. For the year ended March 31, 2011, sales of Fuke Zhidai Tablets accounted for approximately 5.9 % of our total sales revenue during the year.

We have obtained Drug Register License and Drug Production Certificate for each of the products listed above from China State Food & Drug Administration (“SFDA”). For further information, please refer to “Government Regulation” below.

Lanhai Agreement

In September 2008, we entered into a Patent Assignment Agreement (the “Lanhai Agreement”) with Harbin Lanhai Biochemical Company Limited (“Lanhai”) under which we agreed to acquire a patent related to a product called Lanhai Spirulina Calcium Tablet. Pursuant to the Lanhai Agreement, Lanhai agreed to provide us with the product formula as well as the technical support and assistance necessary for us to obtain SFDA approval for the product. Under the Lanhai Agreement, we made an aggregate payment of RMB7,030,000 (approximately $1.03 million) in October 2008, representing the entire purchase price for the subject patent. We are not obligated to make any subsequent payment. The patent application was accepted by the State Intellectual Property Office of China (“SIPO”) on March 14, 2008 and, if granted, the patent will expire on March 13, 2028 pursuant to PRC patent laws. The term of the Lanhai Agreement (meaning the term under which Lanhai is to provide support and assistance to us) is from November 1, 2008 to October 30, 2013. Title to this patent will not be assigned to us until the patent assignment is properly recorded with SIPO. The recording of this assignment is yet to be confirmed by SIPO. Based on ASC 805-50-30 “Initial Measurement of Acquisition of Assets Rather Than a Business” and ASC350-30 “General Intangibles Other Than Goodwill”, the payment of RMB7,030,000 for acquiring the patent was recorded as an asset at cost. The payment was originally recorded as a deposit which would be recorded as an intangible asset once we obtain the title to this patent, which asset will be subsequently amortized over the life of the patent. During 2010, we reached an unwritten mutual understanding with Lanhai that if we cannot obtain title to the patent before the end of the contract period (i.e., October 30, 2013), the entire payment will be refunded to us. Although we believe this understanding to be binding on the parties, it was not explicitly stipulated in the Lanhai Agreement or otherwise memorialized.

Subsequently, on June 17, 2011, we entered into a Termination Agreement with Lanhai pursuant to which the Lanhai Agreement was terminated. The parties agreed that, because the patent assignment recording process took too long, we shall return the Lanhai Spirulina Calcium Tablet product and related intellectual property to Lanhai. Pursuant to the Termination Agreement, Lanhai agreed to refund the total purchase price of RMB7,030,000 in three installments. The first installment of RMB2,000,000 shall be refunded prior to June 30, 2011, the second installment of RMB2,000,000 shall be refunded prior to July 30, 2011 and the last installment of RMB3,030,000 shall be refunded prior to August 30, 2011. The Termination Agreement also provides that we are entitled to initiate litigation against Lanhai if Lanhai fails to fully refund the total purchase price before August 30, 2011. In June 2011, Lanhai refunded the first installment of RMB 2,000,000

Sanmu Agreement

In August 2009, we signed a contract with a third party Harbin Sanmu Pharmaceuticals to purchase the exclusive rights to manufacture and sell a new product named Yan Li Xiao Capsule nationwide for the next seven years. We paid Harbin Sanmu Pharmaceuticals RMB 1,200,000 (approximate to USD 0.18 million) for this new product namely Yan Li Xiao Capsule in October 2009 and started to manufacture and distribute it in late 2009. However, in July 2010, Harbin Sanmu Pharmaceuticals decided to withdraw the exclusive sales right and the cooperative relationship between us and Harbin Sanmu Pharmaceuticals was terminated. Accordingly, management has written off the intangible asset related to this exclusive sales right.

Tonghua Agreement

On March 21, 2010, we entered into a New Drug Assignment Agreement (the “Tonghua Agreement”) with Tonghua Yisheng Pharmaceuticals Company Limited (“Tonghua”) pursuant to which we agreed to purchase a new drug candidate, called Nafarelin, from Tonghua for an aggregate purchase price of RMB33,000,000 (approximately $4.85 million). The total purchase price is payable in three installments: 33% of the total purchase price was paid upon execution of the Tonghua Agreement in March 2010; another 33% shall be paid upon conclusion of third clinical trial for the product in China; and the balance shall be paid upon conclusion of the transfer. Nafarelin is a proposed treatment for endometriosis and prostate cancer. At a minimum, completion of the third phase clinical trail is a pre-condition to receipt of the New Drug Approval Certificate from the SFDA. The SFDA new drug approval procedure is separate and distinct from the patent prosecution procedure. To date, neither Tonghua nor we have applied or intend to apply for patent protection for Nafarelin or the formula or process related to Nafarelin. Once we are granted with the New Drug Approval Certificate for Nafarelin, according to pharmaceutical laws of PRC, we shall enjoy 4 years of exclusive protection. As described below, we regard such protection period as the appropriate amortization period. The patent protection is irrelevant for purposes of amortization in determining the life of the drug as we will not apply for patent protection for Nafarelin. We shall not be responsible for conducting or paying for any clinical trial and/or research and development in connection with the new drug application for Nafarelin. Pursuant to the Tonghua Agreement, Tonghua shall continue the research, development and clinical trial work for Nafarelin until the SFDA grants the New Drug Approval Certificate and the product is ready to be marketed. Tonghua is listed as the applicant for the SFDA new drug approval process for this product. Once SFDA approval is obtained, we will be able to consummate the assignment and enjoy the protection afforded by the New Drug Approval Certificate. In addition, our ability to commercialize this new product also requires assistance and cooperation from Tonghua, which Tonghua is obligated to provide to us under the Tonghua Agreement. The Tonghua Agreement also provides that we and Tonghua will compensate each other for all losses incurred by the other party if the purchase is not concluded due to reasons attributable to the offending party.

Under PRC law, the SFDA’s New Drug Approval Certificate grants certain exclusive protections to approved new drugs, meaning that the subject formula may not be manufactured by other parties in China. The exclusive protection periods for the new drugs vary from 4 to 12 years depending on the category of the new drug. Because we shall be the beneficiary of the exclusive protection during the applicable period (the so-called “new drug approval period”), upon consummation of the transaction contemplated by the Tonghua Agreement, we will regard the protection period as the appropriate amortization period. Based on ASC 85-50-30 “Initial Measurement on Acquisition of Assets Rather Than a Business” and ASC350-30 “General Intangibles Other Than Goodwill”, the total payment pursuant to the Tonghua Agreement will be recorded as an intangible asset once we obtain the SFDA New Drug Approval Certificate and will be amortized over the term of the new drug protection period.

Based on an unwritten mutual understanding between us and Tonghua, any payments we made to Tonghua under the Tonghua Agreement will be refunded if SFDA approval is not obtained for Nafarelin. Such mutual understanding, although we believed to be binding, was not explicitly stipulated in the Tonghua Agreement or otherwise memorialized. We paid the first installment upon execution of the Tonghua Agreement. The second installment payment was made in February 2011, when Tonghua in good faith believed the Phase 3 clinical trial was finished. However, the SFDA later challenged the Phase 3 clinical trial results citing that the Phase 2 clinical trial was too old to be relied upon and therefore needed to be redone. As such, the first and second installments under the Tonghua Agreement was accounted as a deposit and the remaining two installment payments will be also accounted as deposits until the New Drug Approval Certificate is obtained, at which point the total payment will be recorded as intangible asset and amortized over the term of the new drug protection period. We believe the installments should be accounted for as deposits because of the alternative economic benefits the drug may bring to us.

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

At the present time, our manufacturing facility has the capacity to produce an annual output of products with a sales value over 100 million RMB (approximately $14,650,000). We believe that our current capacity is adequate for at least the next two years. In the meantime, we have budgeted $5 million for capital investment to expand our capacity, and we will need to raise capital or obtain other funding to finance such expansion.

Marketing

We currently market exclusively within the PRC. Our distribution network is comprised of our own direct sales personnel as well as a network of authorized distribution agents. Currently our sales network includes:

•	15 regional distribution agents;

•	over 200 city and county level distribution agents; and

•
four national distributors, each of whom has the exclusive right to market one or more of our products if certain designated sales targets are achieved. For example, we have given Jilin Province Wan Min Medical Ltd. the exclusive right to market our Calcium Gluconate Oral Solution and our Clindamycin Hydrochloride Capsule nationwide through March 2011 if it purchases certain designated minimum quantities of each product.

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

Major Customers

During the year ended March 31, 2011, approximately 25.36% of sales were generated from three major distributors with the largest distributor representing 9.25% of our sales. In addition, our four major products (Antihyperlipidemics, Yuxiang Anti-Bacterial Mouthwash, Calcium Gluconate Oral Liquid and Panax and Radix Polygoni Capsule represented approximately 86.6% of the total sales for the year ended March 31, 2011.

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

We have decreased research and development expenses incurred in the fiscal year ended March 31, 2011 because our current products are still under normal product cycle and our patents have provided us sufficient capabilities to meet our current production and marketing demand, accordingly, we cut off our investment in our own research and development activities. In addition, we have switched our research and development strategy to acquiring new products with significant market potential from third parties instead of relying on our own efforts which we believe will be more efficient.

Raw Materials

We have developed purchasing relationships with a considerable number of suppliers, and have multiple sources for most of the raw materials that we require. Our business would not be significantly affected by the loss of any one supplier.

A considerable portion of the raw materials that we require are volatile herbs, which have a brief shelf life. This situation imposes a risk on our suppliers, who will often grow the herbs to order in order to insure an immediate market for their herbs. The situation also necessitates that we assure ourselves that our raw material requirements are available precisely when needed. To satisfy these conditions, it is our practice to make substantial cash advances to our suppliers in order to lock-in our raw material requirements. As of March 31, 2011, we have no advances to suppliers.

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

Growth Strategies

In our fiscal year ended at March 31, 2011, we continued the execution of our product channel expansion strategy that resulted in increased market penetration of our products and expanded revenue growth. Management plans to continue the emphasis on expanded and enhanced marketing and sales in our 2012 fiscal year and beyond. Part of this strategy involves increasing and improving our marketing and sales activities to enhance the market leadership of our key leading products and to increase the sales of other products by expanding our sales force, solidifying our distribution network and expanding our market segment coverage, and increasing our marketing and promotional activities.

Management also plans to pursue strategic acquisitions of new products with significant market potential as part of our growth strategy in 2012 and beyond. We plan to selectively pursue strategic acquisition opportunities to further consolidate our resources and expand our market coverage. We believe that such an initiative will provide efficient means to broaden our product lines, increase our market coverage and complement our research and development capabilities.

Management believes that our emphasis on further commercializing and broadening our product lines, enhanced sales and marketing efforts has the potential to yield significant increases in revenue in 2012 and beyond.

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

Intellectual Property

We have one registered trademark for the Chinese character of “Tianmu” approved by the China Trademark Office covering drug capsule, medicinal capsule and active pharmaceutical ingredients. This registered trademark relates to our drug products. The trademark registration will expire in August 2012 and we plan to renew the registration for another ten-year period.

We have one design patent registered in China that covers the method of applying blue polyethylene packaging to the bottles of our Calcium Gluconate Oral Solution. This design patent relates to our healthcare products and will expire on May 10, 2015.

We purchased a patent related to a healthcare product named Lanhai Spirulina Calcium Tablet from Harbin Lanhai Biochemical Company Limited in September 2008. This patent will expire in August 2027. Subsequently, on June 17, 2011, we entered into a Termination Agreement with Lanhai pursuant to which the Lanhai Agreement was terminated. The parties agreed that, because the patent assignment recording process took too long, we shall return the Lanhai Spirulina Calcium Tablet product and related intellectual property to Lanhai.

All of our employees are bound by our company policy of non-disclosure our proprietary information, although we have no written confidentiality agreements with individual employee.

Employees

We currently have approximately 142 employees, all of whom are employed on a full-time basis. 18 employees are in executive management and human resource and administration, 15 in sales, 6 in accounting, 8 in technical and 95 in manufacturing.

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

The revenues from the production and sale may not be adequate to support our expansion plans or our business generally. We may need substantial additional funds to build new production facilities, acquire new products, obtain regulatory approvals, market our products, and file, prosecute, defend and enforce our intellectual property rights.

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

Our four major products (Antihyperlipidemics, Yuxiang Anti-Bacterial Mouthwash, Calcium Gluconate Oral Liquid and Panax and Radix Polygoni Capsule) represented approximately 86.6% of the total sales for the year ended March 31, 2011. We expect that a significant portion of our future revenue will continue to be derived from sales of these four products. If any of these four products were to become subject to a problem such as loss of patent protection, unexpected side effects, regulatory proceedings, publicity adversely affecting user confidence or pressure from competing products, or if a new, more effective treatment should be introduced, the impact on our revenues could be significant.

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

Our results of operations are dependent on continually developing or acquiring new and advanced products, technologies and processes, and failure to do so may cause us to lose our competitiveness in the pharmaceutical industry and may cause our profits to decline.

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

Our product candidates, some of which are currently in the early stages of development, will require significant additional development and pre-clinical and clinical testing prior to their commercialization. These steps and the process of obtaining required approvals and clearances can be costly and time-consuming. If our potential products are not successfully developed, cannot be proven to be safe and effective through clinical trials, or do not receive applicable regulatory approvals and clearances, or if there are delays in the process:

•	the commercialization of our products could be adversely affected;

•	any competitive advantages of the products could be diminished; and

•	revenues or collaborative milestones from the products could be reduced or delayed.

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

We depend on our distribution network for the success of our business. During the year ended March 31, 2011, approximately 25.36% of sales were generated from threemajor distributors. Competitors may seek to pull our distribution network away from us. In addition, if dominant members of our distribution network become dissatisfied with their relationship with Tianmu Pharmaceuticals, a concerted effort by the distribution network could force us to accept less favorable financial terms from the distribution network. Either of these possibilities, if realized, would have an adverse effect on our business.

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

Our products that are approved to be manufactured as of March 31, 2011include four medicines. The production of our pharmaceutical products is subject to the regulatory approval of the SFDA. The regulatory approval procedure for pharmaceuticals can be quite lengthy, costly, and uncertain. Depending upon the discretion of the SFDA, the approval process may be significantly delayed by additional clinical testing and require the expenditure of currently unavailable resources; in such an event, it may be necessary for us to abandon our application. Even where approval of the product is granted, it may contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use. If approval of our product is denied, abandoned, or severely limited in terms of the scope of products use, it may result in the inability to recoup considerable research and development expenditures already incurred.

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

The State Development and Reform Commission of the PRC (“SDRC”) and the price administration bureaus of the relevant provinces of the PRC in which the pharmaceutical products are manufactured are responsible for the retail price control over our pharmaceutical products. The SDRC sets the price ceilings for pharmaceutical products that are listed in an “Essential Drug List” (“EDL”) prescribed by the Chinese government. Products (other than under the new drug protection periods) are subject to such price controls. Previously, two of the ten products which we produced (Metformin Hydrochloride Tablets and Clindamycin Hydrochloride Capsules) were included in EDL. The new drug protection periods for both products have expired and thus these two products are under price control. We stopped production of these two products for the fiscal years ended March 31, 2011 or March 31, 2010 because there was no profit margin to support the production. There is no assurance as to whether the Chinese government will impose pricing control on products outside of the EDL. Where our products are subject to a price ceiling, we will need to adjust the product price to meet the requirement and to accommodate for the pricing of competitors in the competition for market shares. The price ceilings set by the SDRC may limit our profitability, and in some instances, such as where the price ceiling is below production costs, may cause us to stop manufacturing certain products which may adversely affect our results of operations.

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

Mr. Mingli Yao, our Chairman and CEO, together with his wife and daughter owns 2,698,333, or 23.4 % of our outstanding shares as of the date of this Form 10-K. As a result, these stockholders are able to influence and potentially control the outcome of stockholder votes on various matters, including the election of directors and other corporate transactions including business combinations. In addition, the occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

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

Moreover, because our business is in China, our management there lacks experience in Western accounting practices and related U.S. public company requirements. This lack of experience may result in the production of financial statements that are inaccurate or do not fully comply with U.S. generally accepted accounting principles. If inaccurate financial statements are prepared, we may later be required to restate them, which could cause great harm to our stock price and our company generally.

We have not yet fully developed independent corporate governance.

Although we have three director that is “independent” (as defined under Nasdaq Marketplace Rules), we have no audit, compensation, or nominating committees of our board of directors. we are inexperienced in formal U.S. corporate governance procedures. A lack of functioning independent controls over our corporate affairs may result in potential or actual conflicts of interest between our management and our stockholders. We presently have no policy to resolve such conflicts. The absence of such standards of corporate governance may leave our stockholders without protections against interested director or executive transactions, conflicts of interest and similar matters, which could negatively impact an investment in our company.

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

On August 8, 2006, six PRC government agencies, namely, the Ministry of Commerce, the State Administration for Industry and Commerce, the China Securities Regulatory Commission (the “CSRC”), the State Administration of Foreign Exchange, the State Assets Supervision and Administration Commission, and the State Administration for Taxation, jointly issued the “Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors” (the “New M&A Rules”), which became effective on September 8, 2006.  The New M&A Rules purport, among other things, to require offshore “special purpose vehicles,” that are (1) formed for the purpose of overseas listing of the equity interests of Chinese companies via acquisition and (2) are controlled directly or indirectly by Chinese companies and/or Chinese individuals, to obtain the approval of the CSRC prior to the listing and trading of their securities on overseas stock exchanges.

The reverse merger that took place between Aim Smart and American Tony in July 2008 may be subject to the New M&A Rules and thus may be required to obtain CSRC approval.  Our management believes that, to date, there remain substantial uncertainties regarding the interpretation, application and enforcement of the New M&A Rules.  CSRC has yet to promulgate any written guidance with regard to the application procedure to obtain CSRC approval for the overseas listing of a company structured similar to ours.  As a result, our management was unable to determine if we should (and, therefore, we did not) apply for CSRC approval prior to the consummation of its reverse merger in July 2008.  It is management’s intention to apply for CSRC approval when more specific and explicit interpretations are issued by the PRC government and when it therefore become clear that such approval is required.  Should the PRC government take the position that such rules were or are applicable to us, there are substantial risks associated with our failure to apply the CSRC approval including but not limited to the following:

•	fines and other penalties on our operations in China,

•	suspension or limitation on our operating privileges in China,

•	restriction or limitation on remittance of dividends outside of China,

•	restriction or delay the repatriation of the proceeds from future financings into China; and

•	other forms of sanctions that may cause a material and adverse effect to our business, operations and financial conditions.

If any of these risks should come to reality, it could have a material adverse affect on our business.

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

The PRC historically has been deficient in western style management, governance and financial reporting concepts and practices, as well as in modern banking, and other control systems.  Our current management has little experience with western style management, governance and financial reporting concepts and practices, and we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC.  As a result of these factors, we may experience difficulty in establishing management, governance legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet western standards.  We may have difficulty establishing adequate management, governance, legal and financial controls in the PRC.  Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002 and other applicable laws, rules and regulations.  This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002.  Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business and the public announcement of such deficiencies could adversely impact our stock price.

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

Risks Related to Our Common Stock

There is currently an extremely limited trading market for our common stock, and the limited public trading market that may develop in the future may cause extreme volatility in our stock price.

Although our common stock is listed for quotation on the OTCBB and the OTCQB, there has been extremely limited trading in our stock.  Trading in our common stock may not fully evolve for a variety of reasons, and even if a market for our stock develops, it may continue to be limited.  Even if a market for our common stock does develop, there is a risk that a meaningful, consistent and liquid trading market may not develop.  Moreover, stocks with limited trading markets have historically experienced extreme price and volume fluctuations and have particularly affected the market prices of many smaller companies like us.  Our common stock is thus expected to be subject to significant volatility when and if meaningful trading commences.  In addition, sales of substantial amounts of our common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock.

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

The OTCBB and the OTCQB are unorganized, inter-dealer, over-the-counter markets that provides significantly less liquidity than NASDAQ or the NYSE AMEX.  No assurances can be given that we will ever obtain a listing for our securities on a senior exchange.  The trading price of our common stock is therefore expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts’ earnings estimates, announcements of innovations by us or our competitors, general conditions in the industry in which we operate and other factors.  These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of our common stock.

The market price for our stock may be volatile.

The market price for our stock may be volatile and subject to wide fluctuations due to factors such as:

•	the perception of US investors and regulators of US-listed Chinese companies;

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in financial estimates by securities research analysts;

•	conditions in pharmaceutical markets;

•	changes in the economic performance or market valuations of other pharmaceutical companies;

•	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	addition or departure of key personnel;

•	fluctuations of exchange rates between RMB and the U.S. dollar;

•	intellectual property or other litigation;

•	general economic or political conditions in China;

•	period-to-period fluctuations in our financial results;

•	common stock sales in the public market by one or more of our larger stockholders, officers or directors;

•	a negative outcome in any litigation or potential legal proceedings; or

•
other potentially negative financial announcements including (i) reviews of any of our public filings by the SEC, (ii) changes in accounting treatment or restatement of previously reported financial results or (iii) delays in our filings with the SEC.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our stock.

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies.  Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation.

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

Our Articles of Incorporation authorize the issuance of shares of preferred stock which, if issued, the rights, preference, designations and limitations of such preferred stock could operate to the disadvantage of the shares of our outstanding common stock.

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

Item 1B Unresolved Staff Comments

Although we are a “smaller reporting company” and are therefore not required to make the following disclosures, we are voluntarily informing readers of this Report of the following:

We have received comments from the staff of the U.S. Securities and Exchange Commission (“Staff”) in connection with the SEC’s periodic review of our Form 10-K for fiscal year ended March 31, 2011, and Quarterly Reports on Form 10-Q for our fiscal quarters ended June 30, September 30 and December 31, 2010.  As of the date of this Report, we have responded to and resolved all of the Staff’s comments except for two.

The first remaining comment relates to the accounting treatment of the installment payments we made to Tonghua pursuant to the Tonghua Agreement.  After consulting with our independent registered public accounting firm, we believe there is reasonable basis to account the installment payments as deposits.  However, it is possible that the Staff will not agree with our accounting treatment, in which event, there is a potential that we will have to restate our financial statements for the fiscal years ended March 31, 2010 and March 31, 2011 to reflect an alternate accounting treatment which might adversely impact our financial results.

The second remaining comment relates to the accounting allocation of net operating loss between our U.S. parent company and our Chinese subsidiaries.  We believe we have made appropriate disclosures in this Report to address this comment, although the Staff could potentially have additional comments.

We are in the process of formally responding to and working with the Staff on these two remaining comments.

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

On December 20, 2010, we entered into a contract with a non-affiliated individual named Shuai Li to acquire rights to use a parcel of land and fixtures thereon for twenty years (from December 20, 2010 to December 30, 2030) for RMB20 million (approximately $3 million).  RMB12 million (equivalent to $1,817,541) was paid upon execution of the contract in December 2010.  The balance was required to be paid within 20 days after the conveyance of a list of land and fixtures. The first installment payment was treated as deposit on our balance sheet as of December 31, 2010.  Because the nature of the parcel of land, there is no P.R.C. government approval or recording required for the transfer of land use right.  We paid the outstanding balance under the contract on February 21, 2011 and the transfer was concluded as of  March 2011.  As such, the total contract price will be amortized over twenty years. In March 2011, we entered into a supplemental contract with the same third-party to acquire a nearby fish pond for twenty years with total contract price of RMB 5.5 million (approximate to $0.85 million). We will use this fish pond to provide water supply to the planted traditional Chinese medicine. As of March 31, 2011, the first installment of RMB 1.4 million (approximate to $215,335) has been paid to the above mentioned third-party. The balance due on this contract was recorded as payable.

On October 26, 2010, we entered into an Office Service Agreement for office space located at room 317A, No 8 Aijian Road, Harbin city, Heilongjiang Province, China.  The term of the lease is from November 5, 2010 to November 4, 2011.  Annual rent under the lease was RMB 32,000(Approximate $4,700) and was paid upon execution of the Office Service Agreement.

Prior to October 31, 2010, we used certain office space in Flushing New York, which was leased by our principle shareholder, Mrs. Ailing Zhao.  On October 20, 2009, Mrs. Ailing Zhao entered into a one-year lease agreement for certain office space in Flushing, New York for our benefit.  Monthly rent under the lease was $1,950 and a deposit of $3,900 was paid upon execution of the lease. The lease expired on October 31, 2010.

On November 18, 2010, we entered into an Office Service Agreement for certain office space located at 14 Wall Street, New York.  The lease started from December 1, 2010 and will terminate on November 30, 2011.  Monthly rent under the lease was $3,750 and a service retainer of $7,140 was paid upon execution of the Office Service Agreement.

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

	High	Low
2011 by Quarter
April 1, 2010 - June 30 , 2010	$1.18	$0.05
July 1, 2010 - September 30, 2010	$0.55	$0.35
October 1, 2010 - December 31, 2010	$1.00	$0.40
January 1, 2011 - March 31 , 2011	$0.89	$0.39

2010 by Quarter
April 1, 2009 - June 30 , 2009	$0.51	$0.51
July 1, 2009 - September 30, 2009	$0.51	$0.51
October 1, 2009 - December 31, 2009	$0.51	$0.05
January 1, 2010 - March 31 , 2010	$1.20	$0.06

On June 29, 2011, the closing price for shares of our common stock, as reported by the Over-the-Counter Bulletin Board, was $0.30.

Record Holders.

As of June 27, 2011, there were 440 registered holders of our common stock.  As of June 27, 2011 there were 11,791,789 shares of common stock issued and outstanding.

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

Recent Sales of Unregistered Securities

On April 14, 2011, we issued 100,000 shares of common stock to Stephen Sax, an independent director of our company, as compensation for his services. On April 18, 2011, we issued 28,571 shares of common stock to a law firm as consideration for services. The issuance of shares to these holders was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table indicates shares of common stock authorized for issuance under our 2009 Incentive Plan as of March 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	—	580,907
Equity compensation plans not approved by security holders	—	—
Total	—	580,907

Repurchases of Equity Securities.

None.

Item 6.  Selected Financial Data

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 7.  Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Tongli Pharmaceuticals(USA) Inc. for the year ended March 31, 2011  and should be read in conjunction with such financial statements and related notes included in this report.

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

Development and Strategy

For the fiscal year ended March 31, 2011, we continued the execution of our product channel expansion strategy that resulted in increased market penetration of our products and expanded revenue growth.

Panax and Radix Polygoni Capsule

Revenue growth for the year was aided in October, 2010, when we began to manufacture and sell our new product Panax and Radix Polygoni Capsule. This new product has helped us to generate more than 26.9% of our total sales for the year ended March, 31, 2011. We believe that this new product have great market potential and will continue to generate sustainable income for our company in the foreseeable future.

Nafarelin

On March 21, 2010, we entered a New Drug Assignment Agreement with a third party Tonghua Yisheng Pharmaceuticals Company Limited (“Tonghua”) to purchase a new drug candidate, called Nafarelin, which we believe has great market potential. Total consideration for this patent transaction amounted to RMB 33,000,000 (approximate to USD 4.85 million) payable in three installments. We paid the first installment of RMB 11,000,000 (equivalent to USD 1.6 million) to Tonghua in March 2010 upon execution of the patent purchase agreement. The second installment of RMB 11,000,000 has been paid to Tonghua during the fourth quarter of 2011 as the R&D effort and clinic test result on this new drug progresses toward completion. As of March 31, 2011, we have paid total of RMB 22,000,000 to Tonghua on this new drug. The third installment payment is expected to be paid to Tonghua upon completion of the clinic test and the application for Certificate of the new drug is filed with relevant government authority, which is expected to occur in calendar year 2011.

Our ability to conclude this purchase and ultimately commercialize this product requires additional assistance from the seller and obtaining government approvals, including the approvals from the SFDA. Nafarelin is a proposed treatment for endometriosis and prostate cancer. At a minimum, completion of the third phase clinical trail is a pre-condition to receipt of the New Drug Approval Certificate from the SFDA. The SFDA new drug approval procedure is separate and distinct from the patent prosecution procedure. To date, neither Tonghua nor we have applied or intend to apply for patent protection for Nafarelin or the formula or process related to Nafarelin. Once Tonghua is granted the New Drug Approval Certificate for Nafarelin, according to pharmaceutical laws of PRC, we, as the assignee of the New Drug Approved Certificate, shall receive 4 years of exclusive protection. As described below, we regard such protection period as the appropriate amortization period. The patent protection is irrelevant for purposes of amortization in determining the life of the drug as we will not apply for patent protection for Nafarelin.

We shall not be responsible for conducting or paying for any clinical trial and/or research and development in connection with the new drug application for Nafarelin. Pursuant to the Tonghua Agreement, Tonghua shall continue the research, development and clinical trial work for Nafarelin until the SFDA grants the New Drug Approval Certificate and the product is ready to be marketed. Tonghua is listed as the applicant for the SFDA new drug approval process for this product. Once SFDA approval is obtained, we will be able to consummate the assignment and enjoy the protection afforded by the New Drug Approval Certificate. In addition, our ability to commercialize this new product also requires assistance and cooperation from Tonghua, which Tonghua is obligated to provide to us under the Tonghua Agreement.

Under PRC law, the SFDA’s New Drug Approval Certificate grants certain exclusive protections to approved new drugs, meaning that the subject formula may not be manufactured by other parties in China. The exclusive protection periods for the new drugs vary from 4 to 12 years depending on the category of the new drug. Because we shall be the beneficiary of the exclusive protection during the applicable period (the so-called “new drug approval period”), upon consummation of the transaction contemplated by the Tonghua Agreement, we will regard the protection period as the appropriate amortization period. Based on ASC 85-50-30 “Initial Measurement on Acquisition of Assets Rather Than a Business” and ASC350-30 “General Intangibles Other Than Goodwill”, the total payment pursuant to the Tonghua Agreement will be recorded as an intangible asset once we obtain the SFDA New Drug Approval Certificate and will be amortized over the term of the new drug protection period.

Based on an unwritten mutual understanding between us and Tonghua, any payments we made to Tonghua under the Tonghua Agreement will be refunded if SFDA approval is not abtained for Nafarelin. Such mutual understanding, although we believed to be binding, was not explicitly stipulated in the Tonghua Agreement or otherwise memorialized. As such, the first installment under the Tonghua Agreement was accounted as a deposit and the remaining two installment payments will be also accounted as deposits until the New Drug Approval Certificate is obtained, at which point the total payment will be recorded as intangible asset and amortized over the term of the new drug protection period. [the USGAAP backup to be inserted]

New Land Parcel

On December 20, 2010, we entered into a contract with third party to acquire the right to use a parcel of land for twenty years (from December 20, 2010 to December 30, 2030) with a total contract price of RMB 20 million (approximate to $3 million).  We expect to use this parcel of land to plant the traditional Chinese medicine. We are required to pay the contract price in two installments. The first installment of RMB 12 million (equivalent to $1,817,541) was paid in December 2010 and the second installment payment of RMB 8 million (equivalent to $1,211,694) was paid to the third party upon closing of the transaction on February 21, 2011. In addition, In March 2011, we entered into a supplemental contract with the same third-party to acquire the right to use a nearby fish pond for twenty years with total contract price of RMB 5.5 million (approximate to $0.85 million). We will use this fish pond to provide water supply to the planted traditional Chinese medicine. As of March 31, 2011, the first installment of RMB 1.4 million (approximate to $215,335) has been paid to the above mentioned third-party.

Management plans to continue to emphasize on expanding and enhancing marketing and sales in the fiscal year 2012 and beyond.  Part of this strategy involves increasing and improving marketing and sales activities to enhance the market position of our key products and to increase the sales of other products by expanding our sales force, solidifying our distribution network and expanding market segment coverage, and increasing marketing and promotional activities. Management also plans to selectively pursue strategic acquisition opportunities to further consolidate our resources and expand our market coverage. We believe that such initiatives will provide effective means to broaden our product lines, expand our market coverage and complement our research and development capabilities. As of the date of this report, we are not engaged in any material discussions regarding any potential acquisition.

Management believes that our emphasis on further commercializing and broadening our product lines, enhanced sales and marketing efforts shall continue to yield increases in revenue in fiscal 2012 and beyond.

Discussion of Operating Results

Operating results for the years  ended March  31, 2011 and 2010

The results of our operation for the years  ended March  31, 2011 and 2010 are as follows:

	March 31,	March 31,	Increase
	2011	2010	(decrease)	Percentage

Revenue	$14,655,239	$8,591,858	$6,063,381	70.57%
Cost of revenue	7,733,684	4,807,168	2,926,517	60.88%
Gross profit	6,921,555	3,784,783	3,136,865	82.88%
Selling, general and administrative expenses	1,041,326	1,883,142	(841,816)	(44.70%)
Income from operations	5,880,229	1,901,641	3,978,681	209.23%
Interest expense	(58,225)	(73,340)	15,115	(20.61%)
Income before income taxes	5,822,004	1,828,301	3,993,703	218.44%
Income taxes	1,561,935	855,489	706,446	82.58%
Net income	$4,260,069	$972,812	$3,287,258	337.91%

Revenues, cost of sales and gross profit

Revenues increased 70.57% to approximately $14.6 million for the year ended March 31, 2011 from approximately $8.59 million for the year ended March 31, 2010.  The $ 6 million increase was primarily attributable to new product offerings, the increase in sales of our major products and sales to previously unaddressed market. We generated $3.9 million sales from the new product Panax and Radix Polygoni Capsule. Sales of our major products, Antihyperlipidemics Calcium Gluconate Oral Liquid Anti-bacterial Mouthwash increased $1.2 million, $1.15 million and $0.75 million respectively.  For the year ended March 31, 2011, about 26.9% of our revenue was generated by our recently manufactured new products Panax and Radix Polygoni Capsule, which broadened our product offerings and helped to increase our sales. In addition, 23.8%, 18.2% and 17.7% of our sales were generated from sales of our products Antihyperlipidemics, Calcium Gluconate Oral Liquid, Anti-bacterial Mouthwash, respectively.   During the year ended March 31, 2011, 7.7% of our total revenue was generated from sales of Yan Li Xiao capsule.  In July 2011, we terminated the contract with Sanmu and suspended the sales of Yan Li Xiao Capsule. Accordingly, no sales from Yan Li Xiao Capsule were reported since July, 2010. Beginning in April 2009, we started to market our healthcare products (such as Antihyperlipidemics Calcium Gluconate Oral Liquid and Anti-bacterial Mouthwash) for the first time in Xinjiang Province, China, which contributed to the revenue increase for fiscal year ended March 31, 2010.   Beginning in April 2010, we started to market such healthcare products for the first time in Beijing, China, which contributed to the revenue increase for fiscal year ended March 31, 2011.  The increase in our sales revenue was also affected by the foreign currency exchange rate fluctuation during the year. Our reporting currency is US dollar but our functional currency is Chinese RMB. The average translation rates applied to the income statements accounts fluctuated from USD$1: RMB 6.8289 for the year ended March 31, 2010 to USD$1: RMB 6.7077 for the year ended March 31, 2011, representing a 1.8% decrease. As a result, approximately $263,794 increase in our sales revenue was resulted from the foreign currency translation rate fluctuation.

The Company had distribution contracts with various distributors during the fiscal year ended March 31, 2011 to sell its products in China.  The Company manufactures its products and ships the products to distributors based on the sales order from distributors each month.  Revenue is recognized at the time of the shipment.  No return is allowed, unless there is a quality problem.  During the year ended March 31, 2011, there were no returns from distributors or customers.  Distributors normally make payments upon receiving the products; however, in some cases, the Company may extend credit to certain creditable distributors for certain period until the next shipment.

The Company does not hold additional inventories to satisfy the distributor agreements, because the production is based on the monthly orders from the distributors. The $84,665 increase in inventory during the year ended March 31, 2011, was mainly because the Company received more orders from the distributors and the increase in inventory was in line with the increase in sales.”
Management expects that our emphasis on broadening our product pipeline coupled with our continued sales channel expansions, along with our enhanced sales and marketing efforts will continue to yield increases in revenue for fiscal year 2012 and beyond.

Cost of sales was approximately $7.73 million for the year ended  March 31, 2011 compared to $4.8 million for the year ended  March 31, 2010. The $2.9 million increase in cost of sales was mainly attributable to the increased manufacturing costs of our major  products associated with increased sales.  .  Cost of sales as a percentage of revenue decreased from 55.95% to 52.77% as compared to the prior comparative period.

Gross profit was approximately $6.92 million for the year ended March 31, 2011 compared to $3.78 million for the year ended March 31, 2010, an increase of $3.13 million or 82.88% due to increased sales of our major products. The gross profit as a percent of revenues for the year ended March 31, 2011 increased to 47.2% compared to 44.05% in the prior comparative period mainly due to increased sales of our major products, especially due to increased sales of our new product Panax and Radix Polygoni Capsule which has a higher gross profit margin than our other  product categories. As discussed above, about 26.9% of our total sales were generated from sales of our new product Panax and Radix Polygoni Capsule. The gross profit margin for our other major products range from 44% to 47%, but the gross margin for Panax and Radix Polygoni Capsule reached to 55%. Consequently, the percentage of our total cost of revenue to our total revenue decreased from 55.95% for the year ended March 31, 2010 to 52.77% for the year ended March 31, 2011. As a result, our gross profit margin increased slightly for the period indicated. We expect our gross profit margin will remain in its current level with slight growth in the future.

Operating expenses

Total operating expenses decreased by approximately $841,816 for the year ended March31, 2011 from $1.88 million for the year ended March 31, 2010 to $1,041,326 for the year ended March 31, 2011, representing a 44.7% decrease. The decrease in our total operating expense for the year ended March 31, 2011 as compared to the prior comparative period was primarily related to our decreased stock-based compensation expense. For the year ended March 31, 2010, we issued 1,169,093 common shares to 46 employees under our 2009 stock incentive plan and accordingly we recorded related general and administrative expenses in the amount of $1,180,784. No such stock-based compensation expense for the year ended March 31, 2011 was incurred.  The decrease in our total operating expense was offset by an increase in our general and administrative expenses such as salary expenses and consulting expenses. During the year ended March 31, 2011, we hired more well-experienced personnel in order to support our business management which led to increased salary expenses. In order to complete our uplisting goal in the U.S. capital market, we paid more consulting and professional fees to various service providers, as a result, consulting and professional fees increased as well.  In addition, we also reported an impairment loss of $159,732 associated with written-off Yan Li Xiao when our cooperation with third party has been terminated during the year.

Interest expense

Net interest expense was $58,225 for the year ended March 31, 2011 compared to $73,340 for the year ended March 31, 2010. Interest expenses for the above period indicated only related to the loans from related parties.

During the fiscal year ended March 31, 2010, we incurred higher amount of related party loans during the first three quarters which led to higher interest expenses for the whole year than in 2011. However, we repaid some of the loans back to these related parties before year end, as a result, the ending related party loan reflected in our balance sheet as of March 31, 2011 was only $788,166.

For the year ended March 31, 2011, we reported related party loans balance of $1,072,071, representing $283,905 increase when compared to the balance as of March 31, 2010. The increase in the related party loan balance primarily due to our increased funds borrowed from one of our shareholder Ms. Yao Yuan to meet the registration requirement of our subsidiary Tongli Technology. This loan was borrowed near fiscal year end and accordingly the interest expense on this loan was not significant as of March 31, 2011.

As a result of the above factors, our reported interest expense was lower than the interest expense reported in 2010.

Income taxes

We had net operating loss carry forwards for United States income tax purposes of $2,637,274 and $2,209,442 for the year ended March 31, 2011 and 2010 respectively, which may be available to reduce future years' taxable income. These carry forwards will expire between 2028 and 2030. Management doesn't expect to remit any of its net income back to the United States in the foreseeable future.  Accordingly, the Company recorded a full valuation allowance as of March 31, 2011 and 2010.

All of our net income for the year ended March 31, 2011 was from Tianmu Pharmaceuticals, which conducts substantially all of our operation in the PRC. Our Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The income tax expense of $1,561,935 for the year ended March 31, 2011, an increase of $706,446 or 82.58% than prior comparative period was attributed to the increased taxable income primarily derived from HTP for the year ended  March  31, 2011..

A comparison of income tax expense at the U.S. statutory rate at 35% in 2011 and 2010, to the Company’s effective tax rate is as follows:

	March 31, 2011	March 31, 2010
U.S. statutory income tax rate	$2,037,701	$639,907
Tax rate difference between US and China	(615,249)	(220,704)
Expense not deductible for tax purpose in PRC	23,762	303,570
Change in Valuation Allowance	115,721	132,716
Effective tax	$1,561,935	$855,489

The provisions for income taxes for the years ended March 31, 2011 and 2010 are summarized as follows:

	March 31, 2011	March 31, 2010
Current	$1,608,374	$855,489
Deferred-United States	(115,671)	(132,556)
Deferred-China	(46,489)	(161)
Change in Valuation Allowance	115,721	132,717
Total	$1,561,935	$855,489

The components of income (loss) before income taxes from China and U.S. for the year ended   March 31, 2011 and 2010 were as follows:

	March 31, 2011	March 31, 2010
China	$6,152,493	$2,207,031
United States	(330,489)	(378,730)
Income before income taxes	$5,822,004	$1,828,301

The tax effects of temporary differences that give rise to our net deferred tax asset as of March 31, 2011 and 2010 are as follows:

	As of March 31	As of March 31
	2011	2010
Deferred tax asset resulted from temporary difference in PRC
-Impairment of intangible asset	$35,995	$-
-Depreciation difference	10,564	-
-Other temporary difference	1,007	-
Net operating loss carry-forward-China	320	268
Net operating loss carryforward- United States	475,702	360,030
	523,588	360,298
Less: valuation allowance	(476,021)	(360,298)
Deferred tax assets	$47,566	$-

Management believes the deferred tax assets as of March 31, 2011 and 2010 do not satisfy the realization criteria set forth in FASB ASC 740 and has recorded a valuation allowance for the entire net tax asset.

Net income

As a result of the above factors, we reported net income of $4.26 million for the year ended March 31, 2011, an increase of $3.28 million or 337.91% as compared to the net income of approximately $0.97 million for the year ended March 31, 2010.

For the year ended March 31, 2011, the increase in our net income was primarily due to our increased revenue, improved gross margin and decreased  operating expense as discussed above

Other comprehensive income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (”RMB”).  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is intended to imply that the Renminbi amounts could have been, or could be, converted, realized or settled into USD at the rate on  March 31, 2011 or at any other rate.

The value of RMB against U.S. dollar may fluctuate and is affected by changes in political and economic conditions. Our revenues, costs and financial assets are mostly dominated in RMB while our reporting currency is the U.S. dollar. Accordingly, this may result in gains or losses from currency translation on our financial statements.

Translation adjustments resulting from this process amounted to a gain of $562,020 and  $11,848 as of March 31, 2011 and 2010, respectively.  The balance sheet amounts with the exception of equity at  March 31, 2011 were translated at 6.5486 RMB to 1.00 USD as compared to 6.8259 RMB to 1.00 USD at  March 31, 2010. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the years ended March 31, 2011 and 2010 were 6.7077 RMB and 6.8289 RMB, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. We have historically financed our operation and capital expenditures through cash from operations as well as loans from the members of our management group and an entity owned by our Chairman. As of the date of this report, we do not have any outstanding bank loans, though we believe we have access to short-term bank loans with local banks in China.

We obtained an unsecured loan in the amount of RMB 2,070,947.10 (approximately $303,000) from Harbin Tianmu Real Estate Development Co., Ltd., an entity owned by our Chairman, Mr. Mingli Yao, in 2009.  The loan had a term of five-year and is due on September  30, 2013.  The loan bears an interest rate of 7% per annum.  The outstanding amount including the interests as of March 31, 2011 was $344,899.

Our wholly owned subsidiary American Tony Pharmaceutical Inc obtained an unsecured line of credit in the amount of RMB 4,000,000(approximately $590,000) from our Chairman, Mr. Mingli Yao, in January 2011.  The loan had a term of two years and is due on January 09, 2013. The loan bears an interest rate of 7% per annum.

We obtained an unsecured interest free line of credit in the amount of $100,000 from our Chairman, Mr. Mingli Yao, in May 2010.  The loan has a term of two years and is due on May 4, 2012. The total balance of indebtedness we owe to Mr. Mingli Yao was $541,304 as of March 31, 2011.

We obtained an unsecured interest free loan in the amount of $27,727 from US Hua Sky International Investment LLC, an entity owned by our Chairman, Mr. Mingli Yao, in February 2011.  The loan had a term of five years and is due February 16, 2016.  The outstanding amount as of March 31, 2011 was $27,727.

We obtained an unsecured loan in the amount of RMB 1,000,000 (approximately $149,000) from our shareholder and director Ms. Yuan Yao (our Chairman’s daughter) in December 2010.  The loan had a term of two years and is due on December 29, 2012. The loan bears an interest rate of 7% per annum. The outstanding amount including the interests as of March 31, 2011 was $158,141.

We plan to fund operations and capital expenditures including without limitation the payments to Tonghua under the New Drug Assignment Agreement with cash from operations, as well as loans from major shareholders and management members and their affiliates.  We might also pursue sources additional financing in the form of debt, equity or convertible security offerings. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all.

Total current assets increased to approximately $3.98 million as of March  31, 2011 as compared to $1.96 million at March 31, 2010.  The primary changes in our current assets during this period were from changes in cash, accounts receivable, and advance to suppliers. The increase in cash from $30,066 at March 31, 2010 to $592,671 at March 31, 2011 was because our increased business activities generated more cash to be used in our operation.. The increase of accounts receivables from $351,991 at March 31, 2010 to $2,060,773 at March 31, 2011 was due to increased credit sales. The decrease of advance to suppliers from $1,465,713 at March 31, 2010 to $-0-  as of March 31, 2011 because we have fully collected back previous advance payments made to outside parties who are responsible for planting traditional Chinese medicines for us when our contract with them expired.  Among our current assets also included current portion of contract deposit of $1,073,512. On September 26, 2008, we signed a patent transfer agreement with a third party Harbin Lanhai Biochemical Company Limited (“Lanhai”) for the purchase of a nutraceutical product called Lanhai Spirulina Calcium Tablet from Lanhai,  with total patent transfer costs of RMB 7,030,000 (approximately USD 1.03 million) . The Company fully paid the contract price in October 2008. On June 17, 2011, we entered into a Termination Agreement with Lanhai to return the unapproved patent back to Lanhai, who also agreed to refund the total purchase price of RMB7,030,000 back to us in three installment payments. As a result, we reclassified this portion of contract deposit as current asset.

Our current liabilities as of March 31, 2011 was approximately $1.79 million as compared to $1.14 million at March 31, 2010. The increase in current liabilities was primarily due to increased accounts payable from $101,611 at March 31, 2010 to $756,355 at  March 31, 2011 which represents our purchase of raw materials on account from our suppliers and unpaid land use right deposit. The increase in our current liabilities was also due to our increased accrued taxes from $415,837 at March 31, 2010 to $834,934 at March 31, 2011 which was in line with our increased taxable income for the period indicated.

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

Discussion of Cash Flow

Comparison of cash flows results for the years  ended  March 31, 2011 and  2010, is summarized as follows:

	2011	2010

Net cash provided by operating activities	$5,781,232	$2,114,395
Net cash used in investing activities	(5,441,527)	(1,786,511)
Net cash provided by (used in) financing activities	210,479	(348,096)
Effect of exchange rate changes on cash and cash equivalents	12,422	30
Net increase (decrease) in cash and cash equivalents	562,205	(20,181)
Cash and cash equivalents, beginning of year	30,066	50,247
Cash and cash equivalents, end of year	$592,671	$30,066

Operating activities

Cash flows provided by operating activities for the year ended  March  31, 2011 amounted to $5,781,232, which consist of our net income of $4,260,069, adds back noncash adjustments of $681,088(including depreciation of property and equipment of $336,249, amortization of land use right of $49,431, amortization of intangible assets of $6,389, accrued interest expense on related party loan of $58,225, stock issued for services of $117,500, impairment of intangible asset of $159,732 and deferred tax asset of $46,438) and offset by net changes in operating assets and liabilities, primarily including increase of accounts receivable of $1,653,704 which represented the temporarily uncollected amount from our increased credit sales during the year, a decrease of advance to vendors of $1,491,546 because we collected back the same amount from these vendors when the contracts expired.

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

Investing activities

Net cash used in investing activities for the year ended March 31, 2011 amounted to $5,441,527 which included $3,801,615 deposit for a land use rights to be used in plantation of traditional Chinese medicine for twenty years.  On December 20, 2010, we entered into a contract with third party to acquire the right to use a parcel of land for twenty years (from December 20, 2010 to December 30, 2030) with a total contract price of RMB 20 million (approximate to $3 million). We will use this parcel of land to plant the traditional Chinese medicine. We are required to pay the contract price in two installments. The first installment of RMB 12 million (equivalent to $1,817,541) was paid in December 2010 and the second installment payment of RMB 8 million (equivalent to $1,211,694) was paid to upon closing of the transaction, which occurred on February 21, 2011. As of March 31, 2011, we have fully paid the deposit. In March 2011, we entered into a supplemental contract with the same third-party to acquire the right to use a nearby fish pond for twenty years with total contract price of RMB 5.5 million (approximate to $0.85 million). We will use this fish pond to provide water supply to the planted traditional Chinese medicine.

In addition, we also paid RMB 11 million (equivalent to $1.6 million) to Tonghua under our New Drug Assignment Agreement with Tonghua.  We believe tha the drug formula we are purchasing from Tonghua will help to expand our product offering as well as market coverage in the future.

Cash flows used in investing activities amounted to $1,786,511 in the twelve months ended March 31, 2010, which consisted of acquisition of intangible asset of $175,722 . In August 2009, we signed a contract with an outside party Harbin Sanmu Pharmaceuticals for the exclusive rights to manufacture and sell a new product nationwide for the next seven years. We paid Harbin Sanmu Pharmaceuticals RMB 1, 200,000 for this new product namely Yan Li Xiao Capsule in October 2009 and started to manufacture and distribute it in late 2009.  The increase in our cash flow used in investing activities also attributable to our payment made on contract deposit of 1,610,789 related to purchasing a new drug formula from an outside party.

Financing activities

Cash flows provided by financing activities amounted to $210,479 for the year ended March 31, 2011, which consists of proceeds from related party advances to support our working capital needs.

Cash flows used in financing activities amounted to $348,096 in the twelve months ended March 31, 2010, which consists of repayment of related party loan by the same amount.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). The evaluation of our disclosure controls and procedures included a review of our processes and the effect on the information generated for use in this Annual  Report on Form 10K. In the course of this evaluation, we sought to identify any material weaknesses in our disclosure controls and procedures and to confirm that any necessary corrective action, including process improvements, was taken. The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of  March 31, 2011, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective due to some significant deficiencies (as defined in Public Company Accounting Oversight Board Standard No. 2) in the Company’s internal controls over financial reporting. This is due to the fact that the Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in the application of US generally accepted accounting principles (“GAAP”) standards, especially related to complicated accounting issues. This could cause the Company to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to US GAAP and necessary journal entries.

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

•	We will evaluate and revise the documentation of the Company’s internal control procedures and policies.

•
We will provide training to our staff in China to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and will provide additional U.S. GAAP training to all employees involved with the performance of or compliance with those procedures and policies.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the year ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 8.  Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Notes thereto and the report of Paritz & Company, P.A., our independent registered public accounting firm, are set forth on pages F-1 through 21 of this Report.

Item 9.  Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10- K (the “Evaluation Date”). The evaluation of our disclosure controls and procedures included a review of our processes and the effect on the information generated for use in this Annul Report on Form 10-K. In the course of this evaluation, we sought to identify any material weaknesses in our disclosure controls and procedures and to confirm that any necessary corrective action, including process improvements, was taken. The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our SEC reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2011 based on the significant deficiencies described below.

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

Management has evaluated the effectiveness of our internal control over financial reporting as of  March 31, 2011 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment and those criteria, our management has concluded that our internal control over financial reporting was not effective due to the following significant deficiencies  (as defined in Public Company Accounting Oversight Board Standard No. 2) in the Company’s internal controls over financial reporting. This is due to the fact that the Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in the application of US generally accepted accounting principles (“GAAP”), especially related to complicated accounting issues. This could cause the Company to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to US GAAP and necessary journal entries. The Company has relatively small number of professionals employed by the Company in bookkeeping and accounting functions, which prevents the Company from appropriately segregating duties within its internal control systems. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

Remediation of Significant Deficiencies

We have carried out certain remedial measures in the fiscal year ended March 31, 2011 to address the identified weaknesses.   Specifically, we hired two Accounting Managers with relevant US GAAP experience who directly report to our CFO.  We appointed Stephen Sax as our independent director to guide us through the U.S. securities market compliance matters.  We provided periodical internal trainings to our personnel for them to be familiar with significant U.S. securities law changes.  However, we have not accomplished all the remdial measures listed in Item 9 in the Annual Report for fiscal year ended March 31, 2010 and we believe we should continue to implement  the the specific remediation initiatives described below:

•
We are evaluating the roles of our existing accounting personnel in an effort to realign the reporting structure of our internal auditing staff in China that will test and monitor the implementation of our accounting and internal control procedures.

•	We will evaluate and revise the documentation of the Company’s internal control procedures and policies.

•
We will provide training to our staff in China to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and will provide additional U.S. GAAP training to all employees involved with the performance of or compliance with those procedures and policies.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  Our management has initiated the steps outlined above under “Remediation of Significant Deficiencies.”

Item 9B. Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the Exchange Act.

The following table sets forth the names and ages of our current directors and executive officers, and positions with us held by each person.

Name	Age	Title
Mingli Yao	61	Chief Executive Officer, Chairman
Ailing Zhao	54	Corporate Secretary, Director
Yuan Yao	31	Director
Hui Shao	44	Independent Director
Li Li	44	Chief Financial Officer
Zhijian Hao	61	Independent Director
Stephen Sax	60	Independent Director

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. Our officers serve at the discretion of our Board of Directors.

Mingli Yao.  Mr. Yao has been the Chief Executive Officer and a director of our company since March 2008. Since 1999, Mr. Yao has been employed as Chairman of Tianmu Pharmaceuticals, our PRC operating subsidiary, and he is the founder of Tianmu Pharmaceuticals. From 1998 to 1999, Mr. Yao was employed as a manager for a construction company owned by the People’s Government of Heilongjiang Province.  In 1983, Mr. Yao graduated with an Associate Degree in Electronic Engineering from the China Harbin College of Light Industry. Mr. Yao has over 20 years management experience in variety industries and has over 10 years experience in the medical and pharmaceuticals industry in China.  Mr. Yao is the husband of Ailing Zhao and the father of Yuan Yao.

Yuan Yao.  Ms. Yao has been a director of our company since March 2008. Since 2005, Ms. Yao has been appointed as General Manager in charge of business operations of Tianmu Pharmaceuticals.  In 2005, Ms. Yao graduated with a Bachelor of Arts Degree with a concentration in Law from the China University of Political Science and Law.  Ms. Yao is the daughter of Mingli Yao and Ailing Zhao.  Ms. Yao has in-depth knowledge of our business accrued in the years of serving as a General Manager of Tianmu Pharmaceutical.

Ailing Zhao. Mrs. Zhao has been a director of our company since March 2008. Since 1999, Ms. Zhao has been employed as Deputy General Manager in charge of administration of Tianmu Pharmaceuticals. Ms. Zhao has over 30 years management and administration experience in variety industries including Pharmaceutical industry. In 1980 Ms. Zhao graduated with a Vocational Degree in Business from the Harbin Business Vocational School.  Ms. Zhao is the wife of Mingli Yao and the mother of Yuan Yao.

Hui Shao. On January 8, 2009, Mr. Shao was appointed as an independent director. Mr. Shao has more than 15 years experience in the pharmaceuticals industry in China and the U.S. and has substantial experience serving U.S. listed Chinese public company.  From January 2007 to January 2010 and from January 1, 2010 to November 1, 2010, he served as Senior Vice President of Finance and Chief Financial Officer, respectively, of China Aoxing Pharmaceutical Company, Inc. (“China Aoxing”), a vertically integrated pharmaceutical company specializing in research, development, manufacturing and marketing of a broad range of narcotics and pain management pharmaceutical products in China. Dr. Shao joined China Aoxing in January 2007 after ten years working in various aspects of the pharmaceutical industry. From 2003 to 2006, Dr. Shao served as a buy-side healthcare analyst for investment firms, initially Mehta Partners LLC and then Kamunting Street Asset Management. From 1997 to 2003 Dr. Shao was employed as Principal Scientist by Roche Pharmaceuticals in Nutley, New Jersey. Dr. Shao was awarded a B.S. in Polymer Chemistry at the University of Science and Technology in China. He then earned a Ph.D. in Organic Chemistry at the University of California, San Diego, and an M.B.A. in Finance and Accounting from the Stern School of Business at New York University.

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

Stephen J. Sax.  Mr. Sax was appointed as an independent director to our Board on April 11, 2011. Mr. Sax has an extensive career in the securities business both from a marketing and compliance background.  Since 1995, he has been employed by a FBN Securities Inc., a NYSE floor broker dealer, starting in the capacity of marketing and in 2003 assumed the role of Chief Compliance Officer and NYSE Supervisory Analyst.  From 1985 through the present, Mr. Sax has served as the President of S&P Consultants Inc., a private company providing compliance and consulting services to the securities and financial industry.  From 1978 to 1986, Mr. Sax was employed by Island Planning, a real estate syndication firm, and was responsible for marketing partnership interests to the investment community and investors.  From 1976 to 1978, Mr. Sax was employed both as a compliance officer and Corporate Secretary for R.W. Pressprich Co. Inc., a broker dealer.  In 1972, Mr. Sax began his working career and the basis for his work experience with the NASD (now called FINRA) until 1976. Mr. Sax was responsible for review of NASD members to review their compliance with NASD and SEC Rules.  Mr. Sax is a STANY (Securities Traders Association New York) member since 1997, and a QWAFAFEW member (Quantitative Work Alliance For Applied Finance, Education & Wisdom) and is on the Steering committee since 2004.  Mr. Sax is a graduate of Baruch College with a BA in Finance. Mr. Sax holds the following FINRA Securities licenses: Series 7, 63, 24, 55, 87, 4, 14 (NYSE Compliance Officer), 16 (NYSE Supervisory Analyst).

Zhijian Hao.  On January 21, 2010, Mr. Hao was appointed as an independent director. Mr. Hao had more than three decades of experience in P.R.C. tax regulation and tax planning.  From 1979 to 1994, Mr. Yao was the Deputy Chief and the Section Chief of Taiping Local Taxation Bureau of Harbin city, Heilongjiang Province.  Since 1994 to present, he has been the Deputy Director of Daoli Local Taxation Bureau and DaoWai Local Taxation Bureau of Harbin city, Heilongjiang Province. In 1985, Mr. Hao graduated with an Associate Degree in Finance and Taxation from Dongbei University of Finance and Economics.

Family Relationships

Mr. Mingli Yao and Ms. Ailing Zhao are husband and wife.  Ms. Yuan Yao is their daughter. No other family relationships exist among our directors or executive officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past ten years:

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

Director Independence

Our board has determined that each of Messrs. Hui Shao, Zhijian Hao and Stephen Sax are independent directors within the meaning of applicable NASDAQ Stock Market and SEC rules.

Board Meetings and Committees; Annual Meeting Attendance

Our board of directors did not hold any formal meeting during the most recently completed fiscal year and all proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors.

We do not have a formal policy regarding attendance by directors at shareholders’ annual meetings. However, if any board members do attend the annual meeting of security holders, their expenses will be reimbursed.

Committees of the Board of Directors

We currently do not have an audit committee, compensation committee, nominating committee, executive committee, or any other committees.

Functions of the Audit Committee

We do not presently have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee.

The primary functions of an audit committee carried out by the entire Board of Directors include:

•	appointing, approving the compensation of, and assessing the independence of our independent auditors;

•
assisting in the oversight of the integrity of our financial statements, our company’s compliance with legal and regulatory requirements, its independent auditors’ qualifications, and independence and the performance of the independent auditors;

•	overseeing the work of our independent auditors, including through the receipt and consideration of certain reports from the independent auditors;

•	reviewing and discussing with management and the independent auditors our annual and quarterly financial statements and related disclosures;

•	coordinating the oversight of our internal control over financial reporting, disclosure controls and procedures and code of conduct and ethics; and

•	establishing procedures for the receipt and retention of accounting related complaints and concerns; meeting independently with our internal accounting staff, independent auditors and management.

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

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year ended on March 31, 2011, our officers, directors and ten percent stockholders are in compliance with Section 16(a).

Stockholder Communications with the Board of Directors

Stockholders may communicate with our directors by writing to us as follows:  14 Wall street, 20th Floor, New York, NY 10005 Attn: Corporate Secretary.  Stockholders who would like their submission directed to a particular member of the board may so specify and the communication will be forwarded as appropriate.

Item 11. Executive Compensation.

The following table sets forth all compensation received during the last two fiscal years by our Chief Executive Officer, Chief Financial Officer and each of the other most highly compensated executive officers whose total compensation exceeds $ 100,000 in such fiscal years.  These officers are referred to as the Named Executive Officers in this Report.

All the executive officers were paid in RMB and the amounts reported in this table have been converted from Renminbi to U.S. dollars based on the March 31, 2011 conversion rate of RMB 6.549 to $1.00.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mingli yao	2011	$9,162	-	-	-	-	-	-	$9,162
Chief Executive Officer	2010	$8,777	-	-	-	-	-	-	$8,777

Ailing Zhao,	2011	$-	-	-	-	-	-	-	$-
Corporate Secretary	2010	$8,777	-	-	-	-	-	-	$8,777

Li Li	2011	$9,162	-	-	-	-	-	-	$9,162
Chief Financial Officer	2010	$8,777	-	-	-	-	-	-	$8,777

We do not have any written employment agreements with our executive officers, aside from those entered into between our subsidiaries in China and all employees in China.

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mingli Yao	-	-	-	-	-	-	-
AilingZhao	-	-	-	-	-	-	-
Yuan Yao	$9,162	-	-	-	-	-	$9,162
Hui Shao	$12,000	$0	-	-	-	-	$12,000
Zhijian Hao (2)	$906	$0	-	-	-	-	$906

(1)           All the directors other than Mr. Hui Shao were paid in RMB and the amounts reported in this table have been converted from Renminbi to U.S. dollars based on the March 31, 2011 conversion rate of RMB 0.1527 to $1.00.

(2)           Mr. Hao was appointed as a director on January 21, 2010.

Mr. Mingli Yao, Ms. Ailing Zhao and Mr. Yuan Yao are paid in their capacity as executive officers of our company and they do not receive any additional compensation for their service as directors.

We have historically entered into written agreements with our non-employee directors.

Mr. Hui Shao was appointed as a director in August 2008 and is entitled to receive an annual base salary of $12,000 and an annual award of 40,000 shares of our restricted stock pursuant to a director agreement.  As of the date of this Annual Report, an aggregate of 60,000 shares for his services during the periods from August 2009 to August 2010 and from August 2010 to August 2011 have not been issued as of the date of this Report.

Pursuant to a Director Agreement we entered into with Mr. Hao, we will provide for an annual base salary of RMB24,000 (approximately $3,625 based upon the January 1, 2011 exchange rate of $1.00 = RMB6.62) and an annual award of 30,000 shares of our restricted stock starting from January 1, 2011.  The Director Agreement has a term of three years, subject to election by our stockholders.  As of the date of this Annual Report, the 30,000 shares have not been issued yet.

In April 2011, we entered into a Director Agreement with Mr. Steven Sax where we will provide for an annual cash compensation of $30,000 and will grant Mr. Sax 100,000 shares of the Company’s restricted stock on the date of appointment. Either Mr. Sax or us may terminate the Director Agreement and Mr. Sax’s association with us with a 10-day prior written notice.

All directors entitled to reimbursement for reasonable and substantiated expenses incurred by them in furtherance of their performance of duties to our company.

Outstanding Equity Awards Narrative Disclosure

The following sets forth certain information about the securities authorized for issuance under our 2009 Incentive Plan as of March 31, 2011.

As of March 31, 2011, 1,419,093 shares have been issued to employees and consultants of the Company under the 2009 Incentive Plan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The table sets forth below certain information regarding the beneficial ownership of our common stock as of June 27, 2011, based on 11,791,789 aggregate shares of common stock outstanding as of such date, by: (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock with the address of each such person, (ii) each of our present directors and officers, and (iii) all officers and directors as a group.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Mingli Yao Chief Executive Officer and Chairman	3,221,667	(1)	27.32%
Yuan Yao Director	3,221,667	(2)	27.32%
Ailing Zhao Secretary and Director	3,221,667	(3)	27.32%
Hui Shao Director	40,000		0.33%
Li Li Director	0		0%
Zhijian Hao Director	0		0%
Stephen Sax Director	100,000		0.85%
All officers and directors as a group (7 persons)	3,361,667		28.50%

(1)           Includes 700,000 shares owned by Yuan Yao who is Mingli Yao’s daughter and 786,667 shares owned by Ailing Zhao who is Mingli Yao’s wife.

(2)           Includes 1,735,000 shares owned by Mingli Yao who is Yuan Yao’s father and 786,667 shares owned by Ailing Zhao who is Yuan Yao’s mother.

(3)           Includes 700,000 shares owned by Yuan Yao who is Ailing Zhao’s daughter and 1,735,000 shares owned by Mingli Yao who is Ailing Zhao’s husband.

Item 13. Certain Relationships and Related Party Transactions

As of March 31, 2011 and March 31, 2010, we had a balance of $1,072,071 and $788,166 respectively due to related parties. This includes amounts payable to shareholders, members of our management and their affiliates.

	As of March 31	As of March 31
	2011	2010
Harbin Tianmu Real Estate Development Co. Ltd (a)	$344,899	$308,705
Mingli Yao, Chairman of the Company (b)	541,304	458,874
US Hua Sky International Investment LLC (c)	27,727	20,587
Due to a shareholder Yao Yuan (d)	158,141	-
	1,072,071	788,166
Less: current portion	-	479,461
Total	$1,072,071	$308,705

(a)
We obtained an unsecured loan in the amount of RMB 2,070,947.10 (approximately $303,000) from Harbin Tianmu Real Estate Development Co.,Ltd., an entity owned by our Chairman, Mr. Mingli Yao, in 2009. The loan had a term of five-year and is due on September 30, 2013. The loan bears an interest rate of 7% per annum.

(b)
Our wholly owned subsidiary American Tony Pharmaceutical Inc obtained an unsecured line of credit in the amount of RMB 4,000,000(approximately $590,000) from our Chairman, Mr. Mingli Yao, in January 2011.  The loan had a term of two years and is due on January 09, 2013. The loan bears an interest rate of 7% per annum. We also obtained an unsecured interest free line of credit in the amount of $100,000 from our Chairman, Mr. Mingli Yao, in May 2010.  The loan had a term of two years and is due on May 4, 2012.

(c)
We obtained an unsecured interest free loan in the amount of $27,727 from US Hua Sky International Investment LLC, an entity owned  by our Chairman, Mr. Mingli Yao, in February 17, 2011. The loan had a term of five years and is due in February 16, 2016.

(d)
We obtained an unsecured loan in the amount of RMB 1,000,000 (approximately $150,000) from our shareholder and director Ms. Yuan Yao (our Chairman’s daughter) in December 2010. The loan had a term of two years and is due on December 29, 2012. The loan bears an interest rate of 7% per annum.

In addition to the related party loans described above, there was a one-year lease for our office space in Flushing, New York which was entered into by Mrs. Ailing Zhao with the landlord for our benefit on October 20, 2009.  Monthly rent under that lease was $1,950 and a deposit of $3,900 was paid upon execution of the lease. The lease expired on October 31, 2010.  Starting from December 1, 2010, we started a lease agreement for our Wall Street office.  The monthly rental is  $3,570 per month . US Hua Sky prepaid $7,140 for our Wall Street Office lease on behalf of the Company.

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

Item 14.  Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our independent registered public accounting firms Paritz & Company, P.A. during the fiscal years ended March 31, 2011 and 2010 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	March 31, 2011	March 31, 2010
Audit Fees	$50,000	$50,000
Audit Related Fees	$0	$0
Tax Fees	$1,250	$1,250
All Other Fees	$0	$0
TOTAL	$51,250	$51,250

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1)(2) Financial Statements and Financial Statement Schedule.

The financial statements listed in the Index to Financial Statements beginning on the next page are filed as part of this annual report.

(a)(3) Exhibits.

The exhibits required by this item are set forth on the Exhibit Index immediately following the signature page of this annual report.

INDEX TO FINANCIAL STATEMENTS

TONGLI PHARMACEUTICALS (USA) INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Tongli Pharmaceuticals (USA), Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Tongli Pharmaceuticals (USA), Inc. and Subsidiaries as of March 31, 2011 and 2010 and the related consolidated statements of income and other comprehensive income, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of in internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tongli Pharmaceuticals (USA), Inc. and Subsidiaries as of March 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ Paritz & Company, P.A.

Hackensack, New Jersey
July 7, 2011

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2011	2010
ASSETS

Current assets:
Cash	592,671	30,066
Accounts Receivable	2,060,773	351,991
Inventory	194,052	109,387
Prepaid expense	10,072	3,900
Advance to suppliers	-	1,465,713
Deferred taxes	47,566	-
Contract deposit-current portion	1,073,512	-
Total current assets	3,978,646	1,961,057

Property and equipment, net	6,383,717	6,455,046
Land use right, net	4,144,912	289,330
Contract deposits	3,359,497	2,641,418
Intangible assets, net	-	163,244

Total assets	17,866,772	11,510,095

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilties:
Accounts payable	756,355	101,611
Taxes payables	834,934	415,837
Accrued expenses	199,474	140,132
Due to related parties - current	-	479,461
Total current liabilities	1,790,763	1,137,041

Non-current liabilites
Due to related parties- long term	1,072,071	308,705

Total liabilites	2,862,834	1,445,746

Stockholders' equity
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.001 par value, authorized 20,000,000 shares Issued and outstanding- 11,663,207 and 11,395,025 shares, respectively	11,663	11,395
Additional paid-in-capital	8,031,031	7,913,799
Retained earnings	5,257,091	997,022
Accumulated other comprehensive income	1,704,153	1,142,133

Total stockholders' equity	15,003,938	10,064,349

Total liablities and stockholders' equity	$17,866,772	$11,510,095

The accompanying notes are an intergral part to the consolidated financial statements

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME AND OTHER COMPREHENSIVE INCOME

	For the years ended March 31,
	2011	2010

Revenue	$14,655,239	$8,591,951

Cost of revenue	7,733,684	4,807,168

Gross Profit	6,921,555	3,784,783

Operating expenses:
General and administrative expenses	613,611	1,674,569
Impairment	159,732	-
Depreciation and amortization expense	208,985	153,214
Selling expenses	58,998	55,359
Total operating expenses	1,041,326	1,883,142

Operating income	5,880,229	1,901,641

Other expenses:
Interest expense-related party	58,225	73,340
Total other expenses	58,225	73,340

Income before income taxes	5,822,004	1,828,301

Income taxes	1,561,935	855,489

Net Income	4,260,069	972,812

Other Comprehensive income:
Foreign Currency Translation adjustment	562,020	11,848

Total Comprehensive income	4,822,089	984,660

Basic and diluted income per share	$0.37	$0.10

Basic and diluted weighted average shares outstanding	11,541,526	10,232,231

The accompanying notes are an integral part to the consolidated financial statements

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$4,260,069	$972,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	336,249	332,228
Amortization of land use right	49,431	8,011
Amortization of intangible assets	6,389	12,552
Accrued interest- related party	58,225	73,340
Stock based compensation	117,500	1,249,658
Impairment	159,732	-
Deferred taxes	(46,438)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,653,704)	43,607
Inventory	(78,134)	(90,309)
Advances to suppliers	1,491,546	(478,098)
Prepaid expenses	(6,102)	(3,900)
Accounts payable	635,009	(18,158)
Accrued expenses and tax payables	451,460	12,651
Net cash provided by operating activities	5,781,232	2,114,395

Cash flows from investing activities
Acquisition of land use right	(3,801,615)	-
Payment of contract deposit	(1,639,912)	(1,610,789)
Acquisition of intangible assets	-	(175,722)
Net cash used in investing activities	(5,441,527)	(1,786,511)

Cash flows from financing activities
Repayment of related party loans	-	(348,096)
Proceeds from related party loans	210,479	-
Net cash provided by (used in) financing activities	210,479	(348,096)

Effect of exchange rate changes on cash	12,421	30

Net increase (decrease) in cash	562,605	(20,181)

Cash, beginning of the year	30,066	50,247

Cash , end of the year	$592,671	$30,066

Supplemental cash flow information
During the period, cash was paid for the following:
Income taxes	$1,348,552	$833,241
Interest paid	$-	$-

The accompanying notes are an integral part to the cosolidated financial statements

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

							Accumulated
							Other
	Preferred Stock		Common Stock		Additional	Retained	Comrehensive
	Shares	Amount	Shares	Amount	Paid in capital	Earnings	Income	Total

Balance - March 31, 2009	-	$-	10,186,716	$10,187	$6,665,349	$24,210	$1,130,285	$7,830,031

Stock issued for services	-	-	39,216	39	19,960	-	-	19,999
								-
Stock issued to employees under 2009 stock incentive plan			1,169,093	1,169	1,179,615			1,180,784

Earned stock compensation	-	-	-		48,875		-	48,875

Net Income	-		-	-	-	972,812.00		972,812
								-
Foreign currency translation adjustment							11,848	11,848
								-
Balance - March 31, 2010	-	$-	11,395,025	$11,395	$7,913,799	$997,022	$1,142,133	$10,064,349

Stock issued for services

Stock issued to employees under 2009 stock incentive plan on September 8, 2010			250,000	250	97,250			97,500
								-
Common stock isssued for service rendered			18,182	18	19,982			20,000
								-
Net Income						4,260,069		4,260,069
								-
Foreign currency translation adjustment							562,020	562,020
								-
Balance - March 31, 2011	-	$-	11,663,207	$11,663	$8,031,031	$5,257,091	1,704,153	$15,003,938

The accompanying notes are an integral part to the consolidated financial statements

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization

Tongli Pharmaceuticals (USA), Inc. (“TP” or the “Company”), formally known as Aim Smart Corporation, was originally formed in the State of Colorado in April 1998 and reorganized as a Delaware corporation in September 2007.

On July 29, 2008, the Company acquired all of the outstanding capital stock of American Tony Pharmaceutical, Inc. (“American Tony”), a Delaware corporation whose only asset, held through a subsidiary, is 100% of the registered capital of Heilongjiang Tongli Technology Co., Ltd. (“TT”), a limited liability company organized under the laws of the People’s Republic of China (“PRC”). Substantially all of American Tony's operations are conducted in China through TT, and through contractual arrangements with Harbin Tianmu Pharmaceuticals Co., Ltd. (“HTP” or “Tianmu Pharmaceuticals”), a corporation organized under the laws of the People’s Republic of China (“PRC”).  HTP is engaged in the business of manufacturing and marketing pharmaceutical and health care products in the PRC.

The Company’s products are based on Traditional Chinese Medicine and include a cholesterol reduction pill, mouthwash, an anti-inflammatory tablet and a calcium supplement. These products are sold through distributors and directly to customers; no service is provided after sales are made. The Company’s primary customers are drug stores and hospitals located in China.

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

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company, American Tony, TT and HTP.  All significant inter-company accounts and transactions have been eliminated upon consolidation.

Uses of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period.  Actual results could differ from those estimates. Accounting estimates are re-evaluated at least quarterly based on these conditions and adjustments are recorded when necessary.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Revenue Recognition

Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers. The Company sells primarily to distributors who subsequently sell the merchandise. The agreements with distributors do not provide for the right of return.  Return from distributors has historically been immaterial and accordingly no allowance for returns is deemed necessary as of March 31, 2011 and 2010.

Cash

The Company maintains cash with financial institutions in the PRC, which are not insured or otherwise protected.  Should any of these institutions holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution.

Cash include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

Accounts receivables consist primarily of receivables resulting from sales of products, and are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the evaluation and the level of past due accounts and the relationship with and the economic status of the customers.  Management believes that an allowance for doubtful accounts is not required for any of the periods presented.

Inventory

Inventory is stated at the lower of cost, determined using the weighted average cost method, or net realizable value.  Costs include materials, labor and manufacturing overhead.  Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management periodically compares the cost of inventory with the market value and an allowance is made to write down the inventory to its net realizable value, if lower than cost. No allowance for inventory markdown is required for the years ended March 31, 2011 and 2010.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advances to Suppliers

Advance to suppliers represent the payments made in advance for goods and services to be received. The Company’s management has developed purchasing relationships with a considerable number of suppliers to ensure multiple sources for most of the raw materials required. In the opinion of management, the Company’s business would not be significantly damaged by the loss of any one supplier.

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

The Company entered into three planting contracts during the period from January to March 2010 with three farmers for one planting year ending in December 2010 to purchase various raw materials (i.e., herbs to be used in the Company’s products).  Under these contracts, the Company commissioned the farmers to plant certain Chinese herbs for the Company.  The total prices payable to the farmers are subject to changes based on the actual planting expenses incurred by the farmers. The terms of these contracts vary from 8-11 months.  Pursuant to the contracts, the Company maintained the right to inspect the crops periodically during the contract terms.  Further, under these contracts, the Company agreed to pay 30% of total price upon execution of the contacts and 10% to 30% of total contract price as maintenance fees for the crops during the contract terms.  The balance became payable when the raw materials were delivered and accepted by the Company.  Under the contracts, if the quality of the herbs delivered to us failed to meet the Company’s requirements, the Company maintained the sole discretion to reject the delivery and have funds previously advanced refunded to the Company.  In the case of these planting contracts, when the farmers delivered the herbs, the Company determined that the quality of the majority of them was not satisfactory. As a result, the payments made to the farmers representing the rejected herbs were refunded to the Company in February 2011.  The Company’s current business is not dependant on the supply of these herbs.

Property, equipment and land use right

Property, equipment and land use right are recorded at cost.  The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and locations for its intended use. Depreciation is provided in amounts sufficient to amortize the cost of the related assets over their useful lives using the straight line method for financial reporting purposes.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, equipment and land use right (continued)

Depreciation is calculated using the straight-line method over the following useful lives:

Buildings and improvements	40 years
Right to use land	Life of lease
Machinery and equipment	10 years
Office equipment	5 years
Vehicle	5 years

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

The Company accounts for the impairment of long-lived assets in accordance with the guidance of FASB ASC 360-10-20. Long-lived assets are reviewed for impairment at least annually or when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. Based on its review, the Company recorded approximately $160,000 impairment on intangible assets during the year ended March 31, 2011.

Acquisition of Intangible assets

During the normal course of business the Company acquire patent, formulations, and other intangible assets  from third parties. The Company account for these acquisitions according to ACS 350-30 Acquisition of intangibles other than goodwill. According to ACS 350-30 intangibles acquired are initially recognized and measured based on their fair values.  The contracts to acquire these intangible frequently call for advance payments to be made. These advances are recorded as deposits until the final allocation of the purchase price is made according to ACS 350-30, which is consistent with the accounting guidance in accordance with ASC 820 Fair Value Measurement.

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

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (continued)

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, inventory, advance to suppliers, accounts payable, due to related parties and other accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with ASC 820.

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

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has no material uncertain tax positions for any of the reporting periods presented.

Stock Based Compensation

The Company recognizes compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee stock-based awards, the Company calculates the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of its common stock for unrestricted shares. The expense is recognized over the service period for awards expected to vest. For non-employee stock-based awards, the fair value of the award is calculated on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the pro rata compensation expense is adjusted accordingly until such time the nonemployee award is fully vested, at which time the total compensation recognized to date equals the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

New Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update 2010-13 (ASU 2010-13), "Compensation—Stock Compensation (Topic 718)." ASU 2010-13 provides amendments to ASC Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The provision of ASU 2010-13 are not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (continued)

In December 2010, the FASB issued an Accounting Standards Update 2010-28(“ASU 2010-28”), “Intangibles—Goodwill and Other (Topic 350)”.  ASU 2010-28 amends ASC Topic 350.  ASU 2010-28 clarifies the requirement to test for impairment of goodwill.  ASC Topic 350 requires that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value.  Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment.  The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Early adoption is not permitted.  The provisions of ASU 2010-28 are not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

3.	INVENTORY

As of March 31, 2011 and 2010, inventory consists the following:

	March 31, 2011	March 31, 2010
Raw materials	$61,478	$32,313
Finished goods	132,574	77,074
Total	$194,052	$109,387

4.	PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	As of March 31, 2011	As of March 31, 2010
Building	$7,414,535	$7,113,343
Machinery and equipment	1,066,246	1,022,933
Office equipment	16,377	16,066
Vehicle	103,627	99,418
	8,600,785	8,251,760
Less: accumulated depreciation	(2,217,068)	(1,796,714)
Property and equipment, net	$6,383,717	$6,455,046

Depreciation expense was $ 336,249 and $332,228 for the years ended March 31, 2011 and 2010, respectively

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

5.	CONTRACT DEPOSIT

Contract deposit represents payments under material contracts by which the Company intends to purchase drug formula to be used in the manufacturing and increasing its product lines.

As of March 31, 2011 and 2010, contract deposit consists the following:

	March 31, 2011	March 31, 2010
Contract deposit-Lanhai (1)	$1,073,512	$1,029,903
Contract deposit-Tonghua (2)	3,359,497	1,611,515
	4,433,009	2,641,418
Less: current portion	1,073,512	-
Total	$3,359,497	$2,641,418

(1)           In September 2008, the Company entered into a Patent Assignment Agreement (the “Lanhai Agreement”) with Harbin Lanhai Biochemical Company Limited (“Lanhai”) under which the Company agreed to acquire a patent related to a product called Lanhai Spirulina Calcium Tablet. Pursuant to the Lanhai Agreement, Lanhai agreed to provide the Company with the product formula as well as the technical support and assistance necessary for the Company to obtain approval for the product by the China State Food & Drug Administration (“SFDA”). Under the Lanhai Agreement, the Company made a payment of RMB7,030,000 (approximately $1.03 million) in October 2008, representing the entire purchase price for the subject patent. The Company is not obligated to make any subsequent payment. The patent application was accepted by the State Intellectual Property Office of China (“SIPO”) on March 14, 2008 and, if granted, the patent will expire on March 13, 2028 pursuant to PRC patent laws.

The term of the Lanhai Agreement is from November 1, 2008 to October 30, 2013. Title to this patent will not be assigned to the Company until the patent assignment is properly recorded with SIPO. The recording of this assignment was yet to be confirmed by SIPO.

Based on ASC 805-50-30 “Initial Measurement of Acquisition of Assets Rather Than a Business” and ASC350-30 “General Intangibles Other Than Goodwill”, the payment of RMB7,030,000 for acquiring the patent was recorded as an asset at cost. The payment was originally recorded as a deposit which would be recorded as an intangible asset once the Company obtains title to this patent, which asset will be subsequently amortized over the life of the patent.

During 2010, the Company reached an unwritten mutual understanding with Lanhai that if the Company cannot obtain title to the patent before the end of the contract period (i.e., October 30, 2013), the entire payment will be refunded to the Company. Although the Company believes this understanding to be binding on the parties, it was not explicitly stipulated in the Lanhai Agreement or otherwise memorialized.

Subsequently, on June 17, 2011, the Company entered into a Termination Agreement with Lanhai pursuant to which the Lanhai Agreement was terminated. The parties agreed that, because the patent assignment recording process took too long, the Company will return the Lanhai Spirulina Calcium Tablet product and related intellectual property to Lanhai.  Pursuant to the Termination Agreement, Lanhai agreed to refund the total purchase price of RMB7,030,000 in three installments. The first installment of RMB2,000,000 will be refunded prior to June 30, 2011, the second installment of RMB2,000,000 will be refunded prior to July 30, 2011 and the last installment of RMB3,030,000 will be refunded prior to August 30, 2011. The Termination Agreement also provides that the Company is entitled to initiate litigation against Lanhai if Lanhai fails to fully refund the total purchase price before August 30, 2011. On June 27, 2011, Lanhai refunded the first installment of RMB2,000,000.  The recording of the patent assignment was terminated in June 2011 as well.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

5.	CONTRACT DEPOSIT (continued)

(2)           On March 21, 2010, the Company entered into a New Drug Assignment Agreement (the “Tonghua Agreement”) with Tonghua Yisheng Pharmaceuticals Company Limited (“Tonghua”) pursuant to which the Company agreed to purchase a new drug candidate, called Nafarelin, from Tonghua for a purchase price of RMB33,000,000 (approximately $4.85 million). The total purchase price is payable in three installments: 33% of the total purchase price (approximately $1.6 million) was paid upon execution of the Tonghua Agreement in March 2010; another 33% (approximately $1.6 million) was paid in March 2011 (although it is required to be paid upon conclusion of third clinical trial for the product pursuant to the terms of the Tonghua Agreement) and the balance is payable upon conclusion of the transfer.

Nafarelin is a proposed treatment for endometriosis and prostate cancer. At a minimum, completion of the third phase clinical trail is a pre-condition to receipt of the New Drug Approval Certificate from the SFDA. The SFDA new drug approval procedure is separate and distinct from the patent prosecution procedure. To date, neither Tonghua nor the Company has applied or intend to apply for patent protection for Nafarelin or the formula or process related to Nafarelin. Once Tonghua is granted the New Drug Approval Certificate for Nafarelin, according to pharmaceutical laws of PRC, the Company, as the assignee of the New Drug Approved Certificate, shall receive 4 years of exclusive protection.  As described below, the Company regards such protection period as the appropriate amortization period. The patent protection is irrelevant for purposes of amortization in determining the life of the drug as the Company will not apply for patent protection for Nafarelin.

The Company is not be responsible for conducting or paying for any clinical trial and/or research and development in connection with the new drug application for Nafarelin. Pursuant to the Tonghua Agreement, Tonghua shall continue the research, development and clinical trial work for Nafarelin until the SFDA grants the New Drug Approval Certificate and the product is ready to be marketed. Tonghua is listed as the applicant for the SFDA new drug approval process for this product. Once SFDA approval is obtained, the Company will be able to consummate the assignment and enjoy the protection afforded by the New Drug Approval Certificate. In addition, the Company’s ability to commercialize this new product also requires assistance and cooperation from Tonghua, which Tonghua is obligated to provide to us under the Tonghua Agreement.

Under PRC law, the SFDA’s New Drug Approval Certificate grants certain exclusive protections to approved new drugs, meaning that the subject formula may not be manufactured by other parties in China. The exclusive protection periods for the new drugs vary from 4 to 12 years depending on the category of the new drug. Because the Company shall be the beneficiary of the exclusive protection during the applicable period (the so-called “new drug approval period”), upon consummation of the transaction contemplated by the Tonghua Agreement, the Company will regard the protection period as the appropriate amortization period. Based on ASC 85-50-30 “Initial Measurement on Acquisition of Assets Rather Than a Business” and ASC350-30 “General Intangibles Other Than Goodwill”, the total payment pursuant to the Tonghua Agreement will be recorded as an intangible asset once the Company obtains the SFDA New Drug Approval Certificate and will be amortized over the term of the new drug protection period.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

5.	CONTRACT DEPOSIT (continued)

Based on an unwritten mutual understanding between the Company and Tonghua, any payments the Company made to Tonghua under the Tonghua Agreement will be refunded if SFDA approval is not abtained for Nafarelin. Such mutual understanding, although the Company believes to be binding, was not explicitly stipulated in the Tonghua Agreement or otherwise memorialized. As such, the first installment under the Tonghua Agreement was accounted as a deposit and the remaining two installment payments will be also accounted as deposits until the New Drug Approval Certificate is obtained, at which point the total payment will be recorded as intangible asset and amortized over the term of the new drug protection period.

The Tonghua Agreement also provides that the Company and Tonghua will compensate one another for all losses incurred by the other party if the purchase is not concluded due to reasons attributable to the offending party.

6.	LAND USE RIGHT

The executive offices and manufacturing facilities of the Company’s subsidiary Tianmu Pharmaceuticals are located in the Limin Pharmaceutical Technology Park in the City of Harbin, which is the capital of Heilongjiang Province in The People’s Republic of China.  In 2008, Tianmu Pharmaceuticals paid RMB 2.7 million (approximate to $400,000) to local government to obtain a land use right of 50,000 square meters for 50 years for manufacturing purposes. The Company amortizes this land use right on a straight-line basis over 50 years.

On December 20, 2010, the Company entered into a contract with a non-affiliated individual to acquire rights to use a parcel of land and fixtures thereon for twenty years (from December 20, 2010 to December 30, 2030) for RMB20 million (approximately $3 million). RMB12 million (equivalent to $1,817,541) was paid upon execution of the contract in December 2010. The balance was required to be paid within 20 days after the conveyance of a list of land and fixtures. Due to the nature of the subject parcel of land, there is no PRC government approval or recording required for the transfer of land use right. The Company paid the outstanding balance under the contract on February 21, 2011 and the transfer was concluded in March 2011. As such, the total contract price was recorded as long-term assets and is amortized over the twenty years use right period.

In March 2011, the Company entered into a supplemental contract with the same third-party to acquire a nearby fish pond for twenty years with total contract price of RMB 5.5 million (approximate to $0.85 million). The Company will use this fish pond to provide water supply to the planted traditional Chinese medicine. As of March 31, 2011, the first installment of RMB 1.4 million (approximate to $215,335) has been paid to the above mentioned third-party. The balance due on this contract was recorded as payable. Total amount of this contract was amortized on a straight-line basis over twenty years.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

6.	LAND USE RIGHT (continued)

As of March 31, 2011 and 2010, land use rights consist of the following:

	March 31, 2011	March 31, 2010
Land use rights	$4,306,264	$395,553
Less: accumulated amortization	(161,352)	(106,223)
	$4,144,912	$289,330

Amortization expense for the year ended March 31, 2011 and 2010 was $49,431 and $8,011 respectively.

7.	INTANGIBLE ASSETS

Intangible assets primarily represent a new product’s sales right specified by a contract between the Company and an outside party Harbin Sanmu Pharmaceuticals. The Company paid RMB 1,200,000 (equivalent to USD 175,772) to Harbin Sanmu Pharmaceuticals in October 2009 for the exclusive rights to use the product’s trademark, manufacture and was expected to sell the product nationwide for seven years. However, in September, 2010, Harbin Sanmu Pharmaceuticals decided to collect the exclusive sales right back and the cooperative relationship between the Company and Harbin Sanmu Pharmaceuticals has been terminated, and accordingly, management has written off the intangible asset related to this product sales right as an impairment loss during the year ended March 31, 2011.

8.	DUE TO RELATED PARTIES

Due to related parties consist of the following:

	As of March 31	As of March 31
	2011	2010
Harbin Tianmu Real Estate Development Co. Ltd (a)	$344,899	$308,705
Chairman of the Company (b)	541,304	458,874
US Hua Sky International Investment LLC (c)	27,727	20,587
Due to a shareholder Yao Yuan (d)	158,141	-
	1,072,071	788,166
Less: current portion	-	479,461
Total	$1,072,071	$308,705

(a)
We obtained an unsecured loan in the amount of RMB 2,070,947.10 (approximately $303,000) from Harbin Tianmu Real Estate Development Co.,Ltd., an entity owned by our Chairman, Mr. Mingli Yao, in 2009. The loan had a term of five-year and is due on September 30, 2013. The loan bears an interest rate of 7% per annum.

(b)
Our wholly owned subsidiary American Tony Pharmaceutical Inc obtained an unsecured line of credit in the amount of RMB 4,000,000(approximately $590,000) from our Chairman, Mr. Mingli Yao, in January 2011.  The loan had a term of two years and is due on January 09, 2013. The loan bears an interest rate of 7% per annum. We also obtained an unsecured interest free line of credit in the amount of $100,000 from our Chairman, Mr. Mingli Yao, in May 2010.  The loan had a term of two years and is due on May 4, 2012.

(c)
We obtained an unsecured interest free loan in the amount of $27,727 from US Hua Sky International Investment LLC, an entity owned  by our Chairman, Mr. Mingli Yao, in February 17, 2011. The loan had a term of five years and is due in February 16, 2016.

(d)
We obtained an unsecured loan in the amount of RMB 1,000,000 (approximately $150,000) from our shareholder and director Ms. Yuan Yao (our Chairman’s daughter) in December 2010. The loan had a term of two years and is due on December 29, 2012. The loan bears an interest rate of 7% per annum.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

9.	STOCKHOLDERS’ EQUITY

In December  2009, the Company established its 2009 incentive plan (“the plan”) to provide additional incentive to selected employees, officers, directors and consultants of the Company and to retain the best available personnel for positions of substantial responsibility and to promote the long-term success of the Company.  2,000,000 shares of Company common stock were initially reserved for issuance pursuant to awards granted under the plan.  Awards may be in the form of incentive stock options, non-qualified stock options, restricted shares or other arrangements or programs. On March 29, 2010, the Company issued 1,169,093 common shares to 46 employees.  The Company recorded the fair value of $1,180,784 for these issued shares. On September 8, 2010, additional 250,000 shares of common stock were issued from the plan to several employees and consultant for services rendered. The Company recorded the fair value of $97,500 for these issued shares.

On November 15, 2010, the Company issued 18,182 common shares to its legal consul for services rendered.  The Company recorded the fair value of $20,000 for these issued shares, which approximated the fair value of the shares on the date of issuance.

10.	EARNINGS PER SHARE

Earnings per share are computed by dividing income available to stockholders of the Company’s common stock by the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock have been issued and if the additional shares of common stock were dilutive. There are no common stock equivalents available for dilution purposes as of March 31, 2011 and 2010, respectively. The following demonstrates the calculation for earnings per share for the years ended March 31, 2011 and 2010:

	March 31, 2011	March 31, 2010
Net income	$4,260,069	$972,812
Weighted shares outstanding- basic and diluted	11,541,526	10,232,231
Earnings per share- basic and diluted	$0.37	$0.10

11.	TAXES

(a)	Corporation income tax (“CIT”)

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25%. As of March 31, 2011, the tax years ended March 31, 2009 through March 31, 2011 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

11.	TAXES

The Company is incorporated in the United States.  It had net operating loss carry forwards for United States income tax purposes amounted to $1,359,147 and $1,028,658 for the year ended March 31, 2011 and 2010 respectively, which may be available to reduce future years' taxable income in the United States. These carry forwards will expire between 2028 and 2030. Management doesn't expect to remit any of its net income back to the United States in the foreseeable future.  Accordingly, the Company recorded a full valuation allowance as of March 31, 2011 and 2010.

The Comparison of income tax expense at the U.S. statutory rate at 35% in 2011 and 2010, to the Company’s effective tax is as follows:

	March 31, 2011	March 31, 2010
U.S. statutory income tax rate	$2,037,701	$639,907
Tax rate difference between US and China	(615,249)	(220,704)
Expense not deductible for tax purpose in PRC	23,762	303,570
Change in Valuation Allowance	115,721	132,717
Effective tax	$1,561,935	$855,489

The provisions for income taxes for the years ended March 31, 2011 and 2010 are summarized as follows:

	March 31, 2011	March 31, 2010
Current	$1,608,374	$855,489
Deferred-United States	(115,671)	(132,556)
Deferred-China	(46,489)	(161)
Change in Valuation Allowance	115,721	132,717
Total	$1,561,935	$855,489

The components of income (loss) before income taxes from China and U.S. for the year ended   March 31, 2011 and 2010 were as follows:

	March 31, 2011	March 31, 2010
China	$6,152,495	$2,207,031
United States	(330,489)	(378,730)
Income before income taxes	$5,822,004	$1,828,301

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset as of March 31, 2011 and 2010 are as follows:

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

11.	TAXES

	As of March 31, 2011	As of March 31, 2010
Deferred tax asset resulted from temporary difference in PRC
-Impairment of intangible asset	$35,995	$-
-Depreciation difference	10,564	-
-Other temporary difference	1,007	-
Net operating loss carry-forward-China	320	268
Net operating loss carryforward- United States	475,702	360,030
	523,588	360,298
Less: valuation allowance	(476,022)	(360,298)
Deferred tax assets	$47,566	$-

Management believes the deferred tax assets as of March 31, 2011 and 2010 do not satisfy the realization criteria set forth in FASB ASC 740 and has recorded a valuation allowance for the entire net tax asset.

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

(c)           Other taxes

The Company is also subject to 5% of business tax, 7% of City Construction Tax and 4% of Education Fees based on VAT.

12.	COMMITMENTS AND CONTINGENCIES

On March 21, 2010, the Company signed a New Drug Assignment agreement with an outside party Tonghua Yisheng Pharmaceuticals Company Limited for purchase of a new drug. Total contract price for this patent transaction amounted to RMB 33,000,000 (approximate to USD 4.85 million) to be paid in three installments. As of March 31, 2011, the Company has paid the first two installments of RMB 22,000,000 (equivalent to USD 3,054,086) and is still liable to pay remaining installment in the near future.

In November, 2010, the Company entered into a lease agreement for the Company’s New York office. The lease is from December 1, 2010 to November 30, 2011. Pursuant to the new lease agreement, the office rental is $3,570 per month and the rent for December 2010, January 2011, October 2011 and November 2011 will be waived.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

13.	CONCENTRATION OF CREDIT RISKS

For the year ended March 31, 2010, approximately 27.2% of sales were generated from one major customer.

For the year ended March 31, 2011, four products manufactured by the Company, including Panax and Radix Polygoni Capsule, Antihyperlipidemics, Calcium Gluconate Oral Liquid and Anti-bacterial Mouthwash, represented 26.9%, 23.8%, 18.2% and 17.7% respectively of the total sales. For the year ended March 31, 2010, four products manufactured by the Company, including Yan Li Xiao, Antihyperlipidemics, Anti-bacterial Mouthwash, and Calcium Gluconate Oral Liquid represented 27.2%, 26.3%, 21.5% and 17.6%, respectively of total sales.

14.	VULNERABILITY DUE TO OPERATIONS IN PRC

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

15.	SUBSEQUENT EVENTS

Pursuant to an Independent Director Agreement with a newly appointed director (Stephen Sax) on April 14, 2011, the Company will provide the director with an annual cash compensation of $30,000 and will grant an award of 100,000 shares of restricted stock of the Company on the date of appointment.

On April 18, 2011, we issued 28,571 shares of common stock to a law firm as consideration for services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:

July 14, 2011	/s/ Mingli Yao
Mingli Yao
Chief Executive Officer and Chairman

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mingli Yao	Chief Executive Officer and Chairman
Mingli Yao	(principal executive officer)	July 14, 2011

/s/Li Li	Chief Financial Officer	July 14, 2011
Li Li	(principal financial and accounting officer)

/s/ Ailing Zhao	Corporate Secretary and Director	July 14, 2011
Ailing Zhao

/s/ Yuan Yao	Director	July 14, 2011
Yuan Yao

/s/ Hui Shao	Director	July 14, 2011
Hui Shao

/s/ Zhijian Hao	Director	July 14, 2011
Zhijian Hao

/s/ Stephen Sax	Director	July 14, 2011
Stephen Sax

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Bylaws - filed as an exhibit to the Current Report on Form 8-K filed on April 14, 2011 and incorporated herein by reference.

10.1	Unofficial English translation of Director Agreement with Mr. Zhijiang Hao - filed as an exhibit to the Current Report on Form 8-K filed on January 24, 2011 and incorporated herein by reference

10.2	Independent Director Agreement with Stephen J. Sax - filed as an exhibit to the Current Report on Form 8-K filed on April 14, 2011 and incorporated herein by reference

10.3*	Unofficial English translation of New Drug Approval Assignment Agreement with Tonghua Yisheng Pharmaceuticals Company Limited

10.4*	Unofficial English translation of Patent Assignment Agreement with Harbin Lanhai Biochemical Company Limited

10.5*	Unofficial English translation of Termination Agreement with Harbin Lanhai Biochemical Company Limited

10.6*	Lease Agreement under the name of Ailing Zhao for the company’s New York office space

10.7*	Lease Agreement for the 14 Wall Street office space

10.8*	Unofficial English translation of Loan Agreement with Harbin Tianmu Real Estate Development Co., Ltd.

10.9*	Unofficial English translation of Loan Agreement with Mingli Yao

10.10*	Loan Agreement with US Hua Sky International Investment LLC

10.11*	Unofficial English translation of Loan Agreement between Mr. Mingli Yao and American Tony Pharmaceutical Inc.

10.12*	Unofficial English translation of the Land Use Right Transfer Agreement

10.13*	Unofficial English translation of Supplementary Agreement with Shuai Li

10.14*	Independent Director Agreement with Hui Shao

10.15*	Complementary Agreement with Hui Shao

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Paritz & Company, P.A.

31.1*	Certification of our principal executive officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of our chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of our principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of our chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed herewith