Form 10-Q
period 2011-06-30
Tongli Pharmaceuticals (USA), Inc.
filed 2011-08-22
CIK 1052284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ending June 30, 2011

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________ to ________.

Commission file number: 000-52954

Tongli Pharmaceuticals (USA), Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1090791
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

14 Wall Street, 20th Floor New York, NY	11355
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐

As of August 19, 2010, there were 11,791,789 shares of company’s common stock issued and outstanding.

Unless otherwise provided in this Quarterly Report on Form 10-Q, references to “the Company,” “the Registrant,” “Tongli,” “we,” “us,” and “our” refer to Tongli Pharmaceuticals (USA), Inc. together with its wholly-owned subsidiaries.

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  We cannot give any guarantee that the plans, intentions or expectations described in the forward looking statements will be achieved.  All forward-looking statements involve significant risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in the “Risk Factors” section of our Annual Report for the fiscal year ended March 31, 2011.  Readers should carefully review such risk factors as well as factors described in other documents that we file from time to time with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as “guidance,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology.  You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information.  There may be events in the future that we are not able to accurately predict or control.  You should be aware that the occurrence of any of the events described in our risk factors and other disclosures could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

•	our ability to obtain sufficient working capital to support our business plans;

•	our ability to expand our product offerings and maintain the quality of our products;

•	the availability of Chinese government granted rights to exclusively manufacture or co-manufacture our products;

•	the availability of Chinese national healthcare reimbursement of our products;

•	our ability to manage our expanding operations and continue to fill customers’ orders on time;

•	our ability to maintain adequate control of our expenses allowing us to realize anticipated revenue growth;

•	our ability to maintain or protect our intellectual property;

•	our ability to maintain our proprietary technology;

•	the impact of government regulation in China and elsewhere, including the support provided by the Chinese government to the Traditional Chinese Medicine and healthcare sectors in China;

•	our ability to implement product development, marketing, sales and acquisition strategies and adapt and modify them as needed;

•	our ability to integrate any future acquisitions;

•	our implementation of required financial, accounting and disclosure controls and procedures and related corporate governance policies; and

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

PART I

ITEM 1.	FINANCIAL STATEMENTS

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	As of June 30,2011	As of March 31,2011
	(Unaudited)
ASSETS

Current assets:
Cash	$112,184	$592,671
Accounts Receivable	3,799,242	2,060,773
Inventory	923,442	194,052
Prepaid expense	78,830	10,072
Deferred taxes	56,900	47,566
Contract deposit-current portion	778,225	1,073,512
Total current assets	5,748,823	3,978,646

Property and equipment, net	6,380,596	6,383,717
Land use right,net	4,148,088	4,144,912
Contract deposits	3,403,765	3,359,497

Total assets	$19,681,272	$17,866,772

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilties:
Accounts payable	$902,016	$756,355
Taxes payables	742,473	834,934
Accrued expenses	184,664	199,474
Total current liabilities	1,829,153	1,790,763

Due to related parties-long term	920,183	1,072,071

Stockholders' Equity
Preferred stock, $0.001 par value, Authorized 1,000,000 shares; none issued
Common stock, $0.001 par value,authorized 20,000,000 shares Issued and outstanding- 11,791,789 and 11,663,207 shares, as of June 30,2011 and March 31,2011 respectively	11,792	11,663
Additional paid-in-capital	8,115,902	8,031,031
Accumulated other comprehensive income	1,946,844	1,704,153
Retained earnings	6,857,398	5,257,091

Total Stockholders' equity	16,931,936	15,003,938

Total liablities and Stockholders' equity	$19,681,272	$17,866,772

The accompanying notes are an integral part to the cosolidated financial statements

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME AND OTHER COMPREHENSIVE INCOME

	For the three months ended June 30,
	2011	2010

Revenue	$5,564,834	$3,213,420

Cost of sales	2,996,442	1,790,142

Gross Profit	2,568,392	1,423,278

Operating expenses:
General and administrative expenses	217,023	87,080
Depreciation and amortization expenses	86,038	37,259
Selling expenses	70,515	14,599
Total operating expenses	373,576	138,938

Operating income	2,194,816	1,284,340

Other Income (expenses):
Interest expense-related party	(13,933)	(13,904)
Total other income (expenses)	(13,933)	(13,904)

Income before income taxes	2,180,883	1,270,436

Income Taxes	580,575	331,786

Net Income	1,600,308	938,650

Other Comprehensive item:
Foreign Currency Translation adjustment	242,692	79,488

Comprehensive income	$1,843,000	$1,018,138

Basic and diluted income per share	$0.14	$0.08

Basic and diluted weighted average shares outstanding	11,770,742	11,395,025

The accompanying notes are an integral part to the cosolidated financial statements

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended June 30,
	2011	2010
Cash flows from operating activities
Net income	$1,600,307	$938,650
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	86,705	90,939
Amortization of land use right	51,161	-
Accrued interest- related party	13,933	13,904
Stock based compensation	18,793	-
Deferred Tax	(8,966)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,702,097)	(358,011)
Inventory	(722,920)	(153,591)
Advances to suppliers	0	(586,160)
Prepaid expenses	(66,755)	0
Accounts payable	134,972	69,340
Accrued expenses and tax payables	(113,944)	12,809
Net cash provided by (used in) operating activities	(708,810)	27,880

Cash flows from investing activities
Refund of contract deposit	307,767	-
Net cash provided in investing activities	307,767	-

Cash flows from financing activities
Proceeds from (payment to) related party loans	(142,108)	56,231
Net cash provided by (used in) financing activities	(142,108)	56,231

Effect of exchange rate changes on cash	62,664	403

Net increase (decrease) in cash	(480,487)	84,514

Cash, beginning of the period	592,671	30,066

Cash , end of the period	$112,184	$114,580

Supplemental cash flow information
During the period, cash was paid for the following:
Income taxes	$833,241	$278,653
Interest paid	$0	$0

The accompanying notes are an integral part to the cosolidated financial statements

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

1	ORGANIZATION AND BASIS OF PRESENTATION

Tongli Pharmaceuticals (USA), Inc.(“the Company”), through an indirect, wholly-owned subsidiary, Harbin Tianmu Pharmaceuticals Co., Ltd. (“Tianmu Pharmaceuticals”), develops, produces and sells a  wide variety of pharmaceuticals and healthcare products in the People’s Republic of China (“PRC” or “China”) that are based on traditional Chinese medicine (“TCM”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”)for interim financial  information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year or any other periods. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

The balance sheet as of June 30, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for the complete financial statements.

The Company has evaluated events after the date of these financial statements throughthe date these financial statements were issued.  There were no material subsequent events as of that date.

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries American Tony Pharmaceuticals, Inc, Tianmu Pharmaceuticals and Heilongjiang Tongli Technology Co., Ltd.  All significant inter-company accounts and transactions have been eliminated upon consolidation.

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

Inventory

Inventory is stated at the lower of cost, determined using the weighted average cost method, and net realizable value.  Costs include materials, labor and manufacturing overhead.  Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management periodically compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. No allowance for inventory markdown is considered necessary for three months ended June 30, 2011and 2010.

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

The Company accounts for the impairment of long-lived assets in accordance with the guidance of FASB ASC 360-10-20. Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. Based on its review, the Company believes that, as of June 30, 2011, there were no significant impairments of its long-lived assets used in operations.

Deferred income taxes

The Company accounts for income taxes in accordance with FASB ASC 740 “Income Taxes”which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, ASC 740 requires recognition of future tax benefits, such as carry-forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management reviews this valuation allowance periodically and makes adjustments as warranted.

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

Revenue Recognition

Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers. The Company sells primarily to distributors who subsequently sell the Company’s TCM products. The agreements with distributors do not provide for the right of return.  Return from distributors has historically been immaterial and accordingly no reserve is deemed necessary as of June 30, 2011 and 2010.

3	INVENTORY

As of June 30, 2011 and March 31, 2011, inventory consists the following:

	June 30, 2011	March 31, 2011
Raw materials	$823,639	$61,478
Finished goods	99,803	132,574

Total	$923,442	$194,052

4	CONTRACT DEPOSIT

Contract deposit represents payments under material contracts by which the Company intends to purchase drug formula to be used in the manufacturing and increasing its product lines.

As of June 30, 2011 and March 31, 2011, contract deposit consists the following:

	June 30, 2011	March 31, 2011
Contract deposit-Lanhai (1)	$778,225	$1,073,512
Contract deposit-Tonghua (2)	3,403,765	3,359,497
	4,181,990	4,433,009
Less: current portion	778,225	1,073,512
Total	$3,403,765	$3,359,497

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

On June 17, 2011, the Company entered into a Termination Agreement with Lanhai pursuant to which the Lanhai Agreement was terminated. The parties agreed that, because the patent assignment recording process took too long, the Company will return the Lanhai Spirulina Calcium Tablet product and related intellectual property to Lanhai.  Pursuant to the Termination Agreement, Lanhai agreed to refund the total purchase price of RMB7,030,000 in three installments. The first installment of RMB2,000,000 will be refunded prior to June 30, 2011, the second installment of RMB2,000,000 will be refunded prior to July 30, 2011 and the last installment of RMB3,030,000 will be refunded prior to August 30, 2011. The Termination Agreement also provides that the Company is entitled to initiate litigation against Lanhai if Lanhai fails to fully refund the total purchase price before August 30, 2011. On June 27, 2011, Lanhai refunded the first installment of RMB2,000,000.  The recording of the patent assignment was terminated in June 2011 as well. The second portion of refund of RMB 2,000,000 was received on July 18, 2011.

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

Under PRC law, the SFDA’s New Drug Approval Certificate grants certain exclusive protections to approved new drugs, meaning that the subject formula may not be manufactured by other parties in China. The exclusive protection periods for the new drugs vary from 4 to 12 years depending on the category of the new drug. Because the Company shall be the beneficiary of the exclusive protection during the applicable period (the so-called “new drug approval period”), upon consummation of the transaction contemplated by the Tonghua Agreement, the Company will regard the protection period as the appropriate amortization period. Based on ASC 805-50-30 “Initial Measurement on Acquisition of Assets Rather Than a Business” and ASC350-30 “General Intangibles Other Than Goodwill”, the total payment pursuant to the Tonghua Agreement will be recorded as an intangible asset once the Company obtains the SFDA New Drug Approval Certificate and will be amortized over the term of the new drug protection period.

Based on a written mutual understanding between the Company and Tonghua, any payments the Company made to Tonghua under the Tonghua Agreement will be refunded if SFDA approval is not abtained for Nafarelin. Such mutual understanding, although the Company believes to be binding, was not explicitly stipulated in the Tonghua Agreement or otherwise memorialized. As such, the first and second installment under the Tonghua Agreement was accounted as a deposit and the third installment payments will be also accounted as deposits until the New Drug Approval Certificate is obtained, at which point the total payment will be recorded as intangible asset and amortized over the term of the new drug protection period.

The Tonghua Agreement also provides that the Company and Tonghua will compensate one another for all losses incurred by the other party if the purchase is not concluded due to reasons attributable to the offending party.

5	LAND USE RIGHT

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

As of June 30, 2011 and March 31,2011, land use rights consist of the following:

	June 30, 2011	March 31, 2011
Land use rights	$4,363,008	$4,306,264
Less: accumulated amortization	(214,920)	(161,352)

	$4,148,088	$4,144,912

The amortization expense for the three months ended June 30, 2011 and for the three months ended June 30, 2011 was $51,437 and $2,009 respectively.

6	DUE TO RELATED PARTIES

Due to related parties consist of the following:

	As of June 30	As of March 31
	2011	2011
Harbin Tianmu Real Estate Development Co. Ltd (a)	$(355,702)	$(344,899)
Chairman of the Company (b)	(531,253)	(541,304)
US Hua Sky International Investment LLC (c)	(27,727)	(27,727)
Due to a shareholder Yao Yuan (d)	(5,501)	(158,141)
Total	$(920,183)	$(1,072,071)

(a)
The Company obtained an unsecured loan in the amount of RMB 2,070,947.10 (approximately $303,000) from Harbin Tianmu Real Estate Development Co.,Ltd., an entity owned by the Company’s Chairman, Mr. Mingli Yao, in 2009. The loan had a term of five-year and is due on September 30, 2013. The loan bears an interest rate of 7% per annum.

(b)
The Company’s wholly owned subsidiary, American Tony Pharmaceutical Inc., obtained an unsecured line of credit in the amount of RMB 4,000,000 (approximately $590,000) from the Company’s Chairman, Mr. Mingli Yao, in January 2011.  The loan had a term of two years and is due on January 9, 2013. The loan bears an interest rate of 7% per annum. The Company also obtained an unsecured interest free line of credit in the amount of $100,000 from our Chairman, Mr. Mingli Yao, in May 2010.  The loan had a term of two years and is due on May 4, 2012.

(c)
The Company obtained an unsecured interest free loan in the amount of $27,727 from US Hua Sky International Investment LLC, an entity owned  by the Company’s Chairman, Mr. Mingli Yao, in February 17, 2011. The loan had a term of five years and is due in February 16, 2016.

(d)
The Company obtained an unsecured loan in the amount of RMB 1,000,000 (approximately $150,000) from our shareholder and director Ms. Yuan Yao (our Chairman’s daughter) in December 2010. The loan had a term of two years and is due on December 29, 2012. The loan bears an interest rate of 7% per annum.

7	STOCKHOLDERS’ EQUITY

Pursuant to an Independent Director Agreement the Company entered into with Mr. Stephen J. Sax on April 14, 2011, the Company granted an award of 100,000 shares of restricted stock of the Company on the date of appointment.  The Company recorded the fair value of $65,000 for these issued shares

On April 18, 2011, the Company issued 28,571 common shares to its legal consel Ellenoff Grossman & Schole LLP for services rendered. The Company recorded the fair value of $20,000 for these issued shares.

Total amount is amortized over service period. The amount recorded for the three months ended June 30,2011 was $18,793.

8	TAXES

(a)	Corporation income tax (“CIT”)

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25%. As of June 30, 2011, for the Company’s PRC entities remain open for statutory examination by PRC tax authorities.

The Company is incorporated in the United States.  It had net operating loss carry forwards for United States income tax purposes amounted to $1,501,682 and $1,359,147 for the three months ended June 30, 2011 and the year ended March 31, 2011 respectively, which may be available to reduce future years' taxable income in the United States. These carry forwards will expire between 2028 and 2030. Management doesn't expect to remit any of its net income back to the United States in the foreseeable future.  Accordingly, the Company recorded a full valuation allowance as of June 30, 2011 and 2010.

The comparison of income tax expense at the U.S. statutory rate at 35% in 2011 and 2010, to the Company’s effective tax is as follows:

	June 30, 2011	June 30, 2010
U.S. statutory income tax rate	$762,422	$444,655
Tax rate difference between US and China	(232,088)	(132,704)
Change in Valuation Allowance	50,241	19,835
Effective tax	$580,575	$331,786

The provisions for income taxes for the three months ended June 30, 2011 and 2010 are summarized as follows:

	June 30, 2011	June 30, 2010
Current	$589,541	$341,104
Deferred-China	(8,966)	(9,318)
Total	$580,575	$331,786

The components of income (loss) before income taxes from China and U.S. for the three months ended June 30, 2011 and 2010 were as follows:

	June 30, 2011	June 30, 2010
China	$2,323,416	$1,327,038
United States	(142,535)	(56,602)
Income before income taxes	$2,180,881	$1,270,436

As of June 30, 2011, the Company had approximately $1,500,000 of net operating loss carry forward for income tax purpose available to offset future income tax which will expire between 2027 to 2031.

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

(c)	Other taxes

The Company is also subject to 5% of business tax, 7% of City Construction Tax and 4% of Education Fees based on VAT.

9	COMMITMENTS AND CONTINGENCIES

On March 21, 2010, the Company signed a New Drug Assignment Agreement with an unaffiliated third party, Tonghua Yisheng Pharmaceuticals Company Limited, for purchase of a new drug. Total contract price for this patent transaction amounted to RMB 33,000,000 (approximate to USD 4.85 million) to be paid in three installments. As of March 31, 2011, the Company has paid the first two installments of RMB 22,000,000 (equivalent to USD 3,054,086) to Tonghua Yisheng Pharmaceuticals Company Limited and is still liable to pay remaining installment which shall be due upon conclusion of the transfer.

Starting on December 1, 2010, the Company has a lease agreement for the Company’s New York office which will have a rental arrangement of $3,570 per month under. Pursuant to the new lease agreement, the office rental for December 2010, January 2011, October 2011 and November 2011 will be waived. The Company also prepaid $7,140 for this new lease arrangement.

10	CONCENTRATION OF CREDIT RISKS

During the three months ended June 30, 2011, 14.96% and 12.18% of sales were generated from two major distributors, respectively. For three months ended June 30, 2011, four products manufactured by the Company, including Panax and Radix Polygoni Capsule, Antihyperlipidemics, Calcium Gluconate Oral Liquid, and Anti-bacterial Mouthwash, represented 52%, 20.93%, 10.96% , and 11.96% respectively of the total sales, as compared to four products manufactured by the Company, including Yan Li Xiao, Antihyperlipidemics, Anti-bacterial Mouthwash, and Calcium Gluconate Oral Liquid represented 33.86%, 22.98%, 18.22% and 18.31%, respectively of total sales for three months ended June 30, 2010.

11	VULNERABILITY DUE TO OPERATIONS IN PRC

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

Item 2.  Management’s Discussion and Analysis of Financial Conditions of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Tongli Pharmaceuticals (USA) Inc. for the three months ended June 30, 2011 and 2010, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth above.

Company Overview

Tongli Pharmaceuticals (USA), Inc. (the “Company”), owns all of the outstanding capital stock of American Tony Pharmaceutical, Inc., a Delaware corporation (“American Tony”).

American Tony is a holding company incorporated in the State of Delaware. In February 2007, American Tony acquired, through a wholly owned subsidiary, Heilongjiang Tongli Technology Co., Ltd. (“TT”), all of the registered capital of Harbin Tianmu Pharmaceuticals Co., Ltd. (“HTP”), a corporation organized under the laws of the PRC on November 26, 1999. HTP is engaged in developing, manufacturing and marketing pharmaceutical and health care products that incorporate elements of Traditional Chinese Medicine with elements of western medicine. Our research and development activities have been carried out at relatively low cost because they have been carried out by our in house research and development team and, in the past, in concert with a number of research institutes and universities, including the Jilin Research Institute of Chinese Traditional Medicine, the Sichuan Research Institute of Chinese Medicine, the Heilongjiang Institute of Chinese Traditional Medicine, the Chemistry Department of Tsinghua University, and the R&D Center of Harbin Medical University.

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

Development and Strategy

For the three months ended June 30, 2011, we continued the execution of our product channel expansion strategy that resulted in increased market penetration of our products and expanded revenue growth.

Panax and Radix Polygoni Capsule

Revenue growth was aided in October 2010, when we began to manufacture and sell our new product Panax and Radix Polygoni Capsule. This new product has helped us to generate about 52% of our total sales for three months ended June 30, 2011. We believe that this new product have great market potential and will continue to generate sustainable income for our company in the foreseeable future.

Nafarelin

On March 21, 2010, we entered a New Drug Assignment Agreement with a third party Tonghua Yisheng Pharmaceuticals Company Limited (“Tonghua”) to purchase a new drug candidate, called Nafarelin, which we believe has great market potential. Total consideration for this transaction amounted to RMB 33,000,000 (approximate to USD 4.85 million) payable in three installments. We paid the first installment of RMB 11,000,000 (equivalent to USD 1.6 million) to Tonghua in March 2010 upon execution of the agreement. The second installment of RMB 11,000,000 has been paid to Tonghua during the fourth quarter of 2011. As of June 30, 2011, we have paid total of RMB 22,000,000 to Tonghua. The third installment payment is expected to be paid to Tonghua upon conclusion of the transfer.

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

            Under PRC law, the SFDA’s New Drug Approval Certificate grants certain exclusive protections to approved new drugs, meaning that the subject formula may not be manufactured by other parties in China. The exclusive protection periods for the new drugs vary from 4 to 12 years depending on the category of the new drug. Because we shall be the beneficiary of the exclusive protection during the applicable period (the so-called “new drug approval period”), upon consummation of the transaction contemplated by the Tonghua Agreement, we will regard the protection period as the appropriate amortization period. Based on ASC 805-50-30 “Initial Measurement on Acquisition of Assets Rather Than a Business” and ASC350-30 “General Intangibles Other Than Goodwill”, the total payment pursuant to the Tonghua Agreement will be recorded as an intangible asset once we obtain the SFDA New Drug Approval Certificate and will be amortized over the term of the new drug protection period.

Based on a written mutual understanding between us and Tonghua, any payments we made to Tonghua under the Tonghua Agreement will be refunded if SFDA approval is not abtained for Nafarelin. Such mutual understanding, although we believed to be binding, was not explicitly stipulated in the Tonghua Agreement or otherwise memorialized. As such, the first installment under the Tonghua Agreement was accounted as a deposit and the remaining two installment payments will be also accounted as deposits until the New Drug Approval Certificate is obtained, at which point the total payment will be recorded as intangible asset and amortized over the term of the new drug protection period.

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

Discussion of Operating Results

Operating results for the three months ended June 30, 2011 and 2010

Revenues, cost of sales and gross profit

Revenues increased 73.18% to approximately $5.56 million for the three months ended June 30, 2011 from approximately $3.2 million for for the three months ended June 30, 2010.  The $2.36 million increase was primarily attributable to new product offerings. We generated $2.89 million sales from our new product Panax and Radix Polygoni Capsule. Sales of our major product, Antihyperlipidemics, increased $0.43 million.  For the three months June 30, 2011, about 52% of our revenue was generated by our recently manufactured new products Panax and Radix Polygoni Capsule, which broadened our product offerings and helped to increase our sales. In addition, 21%, 11% and 12% of our sales were generated from sales of our products Antihyperlipidemics, Calcium Gluconate Oral Liquid, Anti-bacterial Mouthwash, respectively.    The increase in our sales revenue was also affected by the foreign currency exchange rate fluctuation during the year. Our reporting currency is US dollar but our functional currency is Chinese RMB. The average translation rates applied to the income statements accounts fluctuated from USD$1: RMB 6.82407 for the three months ended June 30, 2010 to USD$1: RMB 6.49842 for the three months ended June 30, 2011, representing a 4.77% decrease. As a result, approximately $265,455 increase in our sales revenue was resulted from the foreign currency translation rate fluctuation.

The Company had distribution contracts with various distributors during the three months ended June 30, 2011 to sell its products in China.  The Company manufactures its products and ships the products to distributors based on the sales order from distributors each month.  Revenue is recognized at the time of the shipment.  No return is allowed, unless there is a quality problem.  During the three months ended June 30, 2011, there were no returns from distributors or customers.  Distributors normally make payments upon receiving the products; however, in some cases, the Company may extend credit to certain creditable distributors for certain period until the next shipment.

The Company does not hold additional inventories to satisfy the distributor agreements, because the production is based on the monthly orders from the distributors. The $658,785 increase in inventory during the three months ended June 30, 2011, was mainly because the Company believes that the price of raw material will increase in the near future, the management decided to buy more raw material for future use. Also the Company received more orders from the distributors and the increase in inventory was in line with the increase in sales.

Management expects that our emphasis on broadening our product pipeline coupled with our continued sales channel expansions, along with our enhanced sales and marketing efforts will continue to yield increases in revenue for fiscal year 2012 and beyond.

             Cost of sales was approximately $3 million for the three months ended June 30, 2011 compared to $1.8 million for the three months ended June 30, 2010. The $1.2 million increase in cost of sales was mainly attributable to the increased manufacturing costs of our major products associated with increased sales. Cost of sales as a percentage of revenue decreased from 55.71% to 53.84% as compared to the prior comparative period.

Gross profit was approximately $2.57 million for the three months ended June 30, 2011 compared to $1.4 million for the three months ended June 30, 2010, an increase of $1.15 million, or 80.47%, due to increased sales of our new product Panax and Radix Polygoni Capsule. The gross profit as a percent of revenues for the three months ended June 30, 2011 increased to 46.15% compared to 44.29% in the prior comparative period mainly due to increased sales of our major products, especially due to increased sales of our new product Panax and Radix Polygoni Capsule which has a higher gross profit margin than our other product categories. As discussed above, about 52% of our total sales were generated from sales of our new product Panax and Radix Polygoni Capsule. The gross profit margin for our other major products range from 44% to 47%, but the gross margin for Panax and Radix Polygoni Capsule reached to 55%. Consequently, the percentage of our total cost of revenue to our total revenue decreased from 55.71% for the three months ended June 30, 2010 to 53.84% for the three months ended June 30, 2011. As a result, our gross profit margin increased slightly for the period indicated. We expect our gross profit margin will remain in its current level with slight growth in the future.

Operating expenses

Total operating expenses increased by approximately $234,638 for the three months ended June 30, 2010 from $138,938 for the three months ended June 30, 2011 to $373,576 for the three months ended June 30, 2011, representing a 169% increase. The increase in our total operating expense for the three months ended June 30, 2011 as compared to the prior comparative period was primarily related to our general and administrative expenses such as salary expenses and consulting expenses. During the three months ended June 30, 2011, we hired more well-experienced personnel in order to support our business management which led to increased salary expenses. As we seek to augment our profile in the U.S. capital markets, we paid more consulting and professional fees to various service providers, as a result, consulting and professional fees increased as well.

Interest expense

Net interest expense was $13,933 for the three months ended June 30, 2011 compared to $13,904 for three months ended June 30, 2010. Interest expenses for the above period indicated only related to the loans from related parties.

Income taxes

             All of our net income for the three months ended June 30, 2011 was from our subsidiary Tianmu Pharmaceuticals, which conducts substantially all of our operation in the PRC. Our Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Income tax expense of $589,541 for the three months ended June 30, 2011, an increase of $331,786 or 77.69% from June 30, 2010, was attributed to the increased taxable income primarily derived from Tianmu Pharmaceutical.

Net income

As a result of the above factors, we reported net income of $1.60 million for the three months ended June 30, 2011, an increase of $0.66 million or 70.49% as compared to the net income of approximately $0.94 million for the three months ended June 30, 2010. For the three months ended June 30, 2011, the increase in our net income was primarily due to our increased revenue and improved gross margin.

Other comprehensive income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (”RMB”).  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is intended to imply that the Renminbi amounts could have been, or could be, converted, realized or settled into USD at the rate on June 30, 2011 or at any other rate.

The value of RMB against U.S. dollar may fluctuate and is affected by changes in political and economic conditions. Our revenues, costs and financial assets are mostly dominated in RMB while our reporting currency is the U.S. dollar. Accordingly, this may result in gains or losses from currency translation on our financial statements.

Translation adjustments resulting from this process amounted to a gain of $386,924 and  $79,488 as of June 30, 2011 and 2010, respectively.  The balance sheet amounts with the exception of equity at June 30, 2011 were translated at 6.4634 RMB to 1.00 USD as compared to 6.7814 RMB to 1.00 USD at  June 30, 2010. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the years ended June 30, 2011 and 2010 were 6.4984 RMB and 6.8241 RMB, respectively.

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

We obtained an unsecured loan in the amount of RMB 2,070,947.10 (approximately $303,000) from Harbin Tianmu Real Estate Development Co., Ltd., an entity owned by our Chairman, Mr. Mingli Yao, in 2009.  The loan had a term of five-year and is due on September 30, 2013.  The loan bears an interest rate of 7% per annum.  The outstanding amount including the interests as of June 30, 2011 was $355,702.

Our wholly owned subsidiary American Tony Pharmaceutical Inc. obtained an unsecured line of credit in the amount of RMB 4,000,000 (approximately $590,000) from our Chairman, Mr. Mingli Yao, in January 2011.  The loan had a term of two years and is due on January 09, 2013. The loan bears an interest rate of 7% per annum.

We obtained an unsecured interest free line of credit in the amount of $100,000 from our Chairman, Mr. Mingli Yao, in May 2010.  The loan has a term of two years and is due on May 4, 2012. The total balance of indebtedness we owe to Mr. Mingli Yao was $531,253 as of June 30, 2011.

We obtained an unsecured interest free loan in the amount of $27,727 from US Hua Sky International Investment LLC, an entity owned by our Chairman, Mr. Mingli Yao, in February 2011.  The loan had a term of five years and is due February 16, 2016.  The outstanding amount as of June 30, 2011 was $27,727.

We obtained an unsecured loan in the amount of RMB 1,000,000 (approximately $149,000) from our shareholder and director Ms. Yuan Yao (our Chairman’s daughter) in December 2010.  The loan had a term of two years and is due on December 29, 2012. The loan bears an interest rate of 7% per annum. The Company has paid RMB 1 million back to Ms. Yao Yuan on June 28, 2011. The outstanding amount including the interests as of June 30, 2011 was $5,501.

We plan to fund operations and capital expenditures, including without limitation the payments to Tonghua under the New Drug Assignment Agreement, with cash from operations, as well as loans from major shareholders and management members and their affiliates.  We might also pursue sources additional financing in the form of debt, equity or convertible security offerings. There can be no assurance that we will be able to obtain such additional financing on acceptable terms, or at all.

Total current assets increased to approximately $5.69 million as of June 30, 2011 as compared to $3.98 million at March 31, 2011.  The primary changes in our current assets during this period were from changes in cash, accounts receivable. The decrease in cash from $592,671 at March 31, 2011 to $112,184 at June 30, 2011 was because we purchased more raw materials. The increase of accounts receivables from $2,060,773 at March 31, 2011 to $3,799,242 at June 30, 2011 was due to increased credit sales. Among our current assets also included current portion of contract deposit of $778,225. On September 26, 2008, we signed a patent transfer agreement with a third party Harbin Lanhai Biochemical Company Limited (“Lanhai”) for the purchase of a nutraceutical product called Lanhai Spirulina Calcium Tablet from Lanhai,  with total patent transfer costs of RMB 7,030,000 (approximately USD 1.03 million) . The Company fully paid the contract price in October 2008. On June 17, 2011, we entered into a Termination Agreement with Lanhai to return the unapproved patent back to Lanhai, who also agreed to refund the total purchase price of RMB7,030,000 back to us in three installment payments. As a result, we reclassified this portion of contract deposit as current asset.

Our current liabilities as of June 30, 2011 was approximately $1.83 million as compared to $1.79 million at March 31, 2011.

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

Discussion of Cash Flow

Operating activities

Cash flows used in operating activities for the three months ended  June 30, 2011 amounted to $708,810, which consist of our net income of $1,600,308, adds back noncash adjustments of $179,558(including depreciation of property and equipment of $86,705, amortization of land use right of $51,161, accrued interest expense on related party loan of $13,933, stock issued for services of $18,793 and deferred tax asset of $8,966) and offset by net changes in operating assets and liabilities, primarily including increase of accounts receivable of $1,702,097 which represented the temporarily uncollected amount from our increased credit sales during the year, a increase in inventory of 722,920 to stock raw materials to avoid the potential raw material price increase in the near future.

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

Investing activities

Net cash used in investing activities for the three months ended June 30, 2011 amounted to $307,767 which consists of repayment of contract deposit from the termination agreement with Lanhai. No cash was used in investing activities for the three months ended June 30, 2010.

Financing activities

Cash flows used in by financing activities amounted to $142,108 for the three months ended June 30, 2011, which consists of repayment of related party loan by the same amount. Cash flows provided by financing activities amounted to $56,231 for the three months ended June 30, 2010, which consists of proceeds from related party advances to support our working capital needs.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

We seek to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended ( the “Exchange Act”)  is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2011, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of June 30, 2011. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. As of June 30, 2011, we had not completed the remediation of these material weaknesses.

Limitations on the Effectiveness of Disclosure Controls.

Readers are cautioned that our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.  An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, except as disclosed above

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

Tongli Pharmaceuticals (USA), Inc.

August 22, 2010	By:	/s/ Mingli Yao
Mingli Yao
Chief Executive Officer
(Principal Executive Officer)

August 22, 2010	By:	/s/ Li Li
Li Li
Chief Financial Officer
(Principal Accounting Officer)