Form 10-Q/A
period 2011-06-30
Tongli Pharmaceuticals (USA), Inc.
filed 2011-09-02
CIK 1052284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No ☐

As of August 19, 2010, there were 11,791,789 shares of company’s common stock issued and outstanding.

EXPLANATORY NOTE

Tongli Pharmaceuticals (USA), Inc. (unless the context otherwise requires, includes its direct and indirect subsidiaries and is referred to as “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 (the “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, which was originally filed on August 22, 2011 (the “Form 10-Q”), to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and correct a typographical related to the number of authorized shares of issued and outstanding common stock in the Consolidated Balance Sheet. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

This Amendment No. 1 speaks as of the filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the filing date of the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

PART I

ITEM 1.                    FINANCIAL STATEMENTS

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	As of June 30,2011	As of March 31,2011
	(Unaudited)
ASSETS

Current assets:
Cash	$112,184	$592,671
Accounts Receivable	3,799,242	2,060,773
Inventory	923,442	194,052
Prepaid expense	78,830	10,072
Deferred taxes	56,900	47,566
Contract deposit-current portion	778,225	1,073,512
Total current assets	5,748,823	3,978,646

Property and equipment, net	6,380,596	6,383,717
Land use right,net	4,148,088	4,144,912
Contract deposits	3,403,765	3,359,497

Total assets	$19,681,272	$17,866,772

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilties:
Accounts payable	$902,016	$756,355
Taxes payables	742,473	834,934
Accrued expenses	184,664	199,474
Total current liabilities	1,829,153	1,790,763

Due to related parties-long term	920,183	1,072,071

Stockholders' Equity
Preferred stock, $0.001 par value, Authorized 1,000,000 shares; none issued
Common stock, $0.001 par value, Authorized 200,000,000 shares Issued and outstanding- 11,791,789 and 11,663,207 shares, as of June 30,2011 and March 31,2011 respectively	11,792	11,663
Additional paid-in-capital	8,115,902	8,031,031
Accumulated other comprehensive income	1,946,844	1,704,153
Retained earnings	6,857,398	5,257,091

Total Stockholders' equity	16,931,936	15,003,938

Total liabilities and Stockholders' equity	$19,681,272	$17,866,772

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

The balance sheet as of March 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for the complete financial statements.

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

Deferred income taxes

The Company accounts for income taxes in accordance with FASB ASC 740 “ Income Taxes” which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, ASC 740 requires recognition of future tax benefits, such as carry-forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management reviews this valuation allowance periodically and makes adjustments as warranted.

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

Revenue Recognition

Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers. The Company sells primarily to distributors who subsequently sell the Company ’ s TCM products. The agreements with distributors do not provide for the right of return.  Return from distributors has historically been immaterial and accordingly no reserve is deemed necessary as of June 30, 2011 and 2010.

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

(a)
The Company obtained an unsecured loan in the amount of RMB 2,070,947.10 (approximately $303,000) from Harbin Tianmu Real Estate Development Co.,Ltd., an entity owned by the Company ’ s Chairman, Mr. Mingli Yao, in 2009. The loan had a term of five-year and is due on September 30, 2013. The loan bears an interest rate of 7% per annum.

(b)
The Company ’ s wholly owned subsidiary, American Tony Pharmaceutical Inc., obtained an unsecured line of credit in the amount of RMB 4,000,000 (approximately $590,000) from the Company ’ s Chairman, Mr. Mingli Yao, in January 2011.  The loan had a term of two years and is due on January 9, 2013. The loan bears an interest rate of 7% per annum. The Company also obtained an unsecured interest free line of credit in the amount of $100,000 from our Chairman, Mr. Mingli Yao, in May 2010.  The loan had a term of two years and is due on May 4, 2012.

(c)
The Company obtained an unsecured interest free loan in the amount of $27,727 from US Hua Sky International Investment LLC, an entity owned  by the Company ’ s Chairman, Mr. Mingli Yao, in February 17, 2011. The loan had a term of five years and is due in February 16, 2016.

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

Total amount is amortized over service period. The amount recorded for the three months ended June 30, 2011 was $18,793.

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

Substantially all of the Company’s businesses are transacted in RMB, which is not freely convertible. The People ’ s Bank of China or other banks are authorized to buy and sell foreign currencies at the exchange rates quoted by the Peoples Bank of China. Approval of foreign currency payments by the Peoples Bank of China or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

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

Evaluation of Disclosure Controls and Procedures .

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

Limitations on the Effectiveness of Disclosure Controls .

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)  Exhibits
Exhibit No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*           Filed herewith

** XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these section

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tongli Pharmaceuticals (USA), Inc.

September 2, 2011	By:	/s/ Mingli Yao
Mingli Yao
Chief Executive Officer
(Principal Executive Officer)

September 2, 2011	By:	/s/ Li Li
Li Li
Chief Financial Officer
(Principal Accounting Officer)