Form 10-Q
period 2011-09-30
Tongli Pharmaceuticals (USA), Inc.
filed 2011-11-15
CIK 1052284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ending September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Yes ☐  No  ☒

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No☒

As of November 14, 2011, there were 13,168,778 shares of company’s common stock issued and outstanding.

Unless otherwise provided in this Quarterly Report on Form 10-Q, references to “the Company,” “the Registrant,” “Tongli,” “we,” “us,” and “our” refer to Tongli Pharmaceuticals (USA), Inc. together with its wholly-owned subsidiaries.

i

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  We cannot give any guarantee that the plans, intentions or expectations described in the forward looking statements will be achieved.  All forward-looking statements involve significant risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in the “Risk Factors” section of our Annual Report for the fiscal year ended March 31, 2011 (the “2011 10-K”).  Readers should carefully review such risk factors as well as factors described in other documents that we file from time to time with the Securities and Exchange Commission.

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

ii

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

iii

PART I

ITEM 1.    FINANCIAL STATEMENTS

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,2011	March 31,2011
	(Unaudited)
ASSETS

Current assets:
Cash	111,362	592,671
Accounts Receivable	4,003,000	2,060,773
Inventory	2,111,428	194,052
Prepaid expense	59,138	10,072
Deferred taxes	50,371	47,566
Contract deposit-current portion	-	1,073,512
Total current assets	6,335,299	3,978,646

Property and equipment, net	6,372,323	6,383,717
Land use right,net	4,147,133	4,144,912
Contract deposits	3,445,964	3,359,497

Total assets	20,300,719	17,866,772

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilties:
Accounts payable	637,521	756,355
Taxes payables	388,368	834,934
Accrued expenses	180,149	199,474
Total current liabilities	1,206,038	1,790,763

Due to related parties	901,071	1,072,071

Stockholders' Equity
Preferred stock, $0.001 par value,
Authorized 1,000,000 shares; none issued
Common stock, $0.001 par value,authorized 200,000,000 shares
Issued and outstanding- 13,168,778 and 11,663,207 shares, as of Setpember 30,2011 and March 31,2011 respectively	13,169	11,663
Additional paid-in-capital	8,803,025	8,031,031
Accumulated other comprehensive income	2,182,654	1,704,153
Retained earnings	7,194,762	5,257,091

Total Stockholders' equity	18,193,610	15,003,938

Total liablities and Stockholders' equity	20,300,719	17,866,772

The accompanying notes are an intergral part to the consolidated financial statements

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME AND OTHER COMPREHENSIVE INCOME

	For the three months ended September 30,		For the six months ended September 30,
	2011	2010	2011	2010

Revenue	3,891,052	2,166,458	9,455,886	5,379,878

Cost of sales	2,096,058	1,184,925	5,092,500	2,975,067

Gross Profit	1,794,994	981,533	4,363,386	2,404,811

Operating expenses:
General and administrative expenses	918,107	343,729	1,135,130	430,809
Depreciation and amortization expenses	89,601	43,850	175,639	81,109
Selling expenses	35,914	12,924	106,429	27,523
Total operating expenses	1,043,622	400,503	1,417,198	539,441

Operating income	751,372	581,030	2,946,188	1,865,370

Other Income (expenses):
Interest expense-related party	(14,220)	(14,542)	(28,153)	(28,446)
Total other income (expenses)	(14,220)	(14,542)	(28,153)	(28,446)

Income before income taxes	737,202	566,488	2,918,035	1,836,924

Income Taxes	399,789	220,214	980,364	552,000

Net Income	337,363	346,274	1,937,671	1,284,924

Other Comprehensive item:
Foreign Currency Translation adjustment	235,809	164,483	478,501	243,972

Comprehensive income	573,172	510,757	2,416,172	1,528,896

Basic and diluted income per share	$0.03	0.03	0.16	0.11

Basic and diluted weighted average shares outstanding	11,926,485	11,454,808	11,849,039	11,425,080

The accompanying notes are an integral part to the consolidated financial statements

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$1,937,671	$1,284,924
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	174,452	182,599
Amortization of land use right	103,286	-
Accrued interest- related party	28,153	28,446
Stock issued for services	773,500	97,500
Deferred Tax	(2,805)	-
Impairment of intangible asset	-	151,338
Changes in operating assets and liabilities:
Accounts receivable	(1,867,914)	(433,301)
Inventory	(1,890,848)	(117,202)
Prepaid expenses and other advances	(44,877)	(588,536)
Accounts payable	(138,858)	17,487
Accrued expenses and tax payables	(529,097)	(39,296)
Net cash provided by (used in) operating activities	(1,457,337)	583,959

Cash flows from investing activities
Refund of contract deposit	1,088,744	-
Net cash provided by investing activities	1,088,744	-

Cash flows from financing activities
Repayement to related party loans	(201,127)	58,915
Net cash provided by (used in) financing activities	(201,127)	58,915

Effect of exchange rate changes on cash	88,411	10,218

Net decrease in cash	(481,309)	653,092

Cash, beginning of the period	592,671	30,066

Cash , end of the period	$111,362	$683,158

Supplemental cash flow information
During the period, cash was paid for the following:
Income taxes	$1,157,729	$612,914
Interest	$-	$-

The accompanying notes are an integral part to the cosolidated financial statements

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

1	ORGANIZATION AND BASIS OF PRESENTATION

Tongli Pharmaceuticals (USA), Inc.(the “Company”), through an indirect wholly-owned subsidiary, Harbin Tianmu Pharmaceuticals Co., Ltd. (“Tianmu Pharmaceuticals”), develops, produces and sells a  wide variety of pharmaceuticals and healthcare products in the People’s Republic of China (“PRC” or “ China”) that are based on traditional Chinese medicine (“TCM”).  In August 2011, the Company formed Harbing Lvnong Plant Ltd. (“Lvnong”) to plant and sell herbs in China. Lvnong is 100% owned by our indirect wholly owned subsidiary, Heilongjiang Tongli Technology Co., Ltd .

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

The Company has evaluated events after the date of these financial statements through the date these financial statements were issued.  There were no material subsequent events as of that date.

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of: (i) the Company (ii) the Company’s wholly owned subsidiary American Tony Pharmaceuticals, Inc., a Delaware corporation (“American Tony”), (iii) American Tony’s wholly owned subsidiary, Heilongjiang Tongli Technology Co., Ltd., a PRC company (“Tongli Technology”) and (iv) Tongli Technology’s wholly owned subsidiaries, Tianmu Pharmaceuticals and Lvnong, each PRC companies.  All significant inter-company accounts and transactions have been eliminated upon consolidation.

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, inventory,prepaid expense, accounts payable and other accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with ASC 820.

Inventory

Inventory is stated at the lower of cost, determined using the weighted average cost method, and net realizable value.  Costs include materials, labor and manufacturing overhead.  Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.  Management periodically compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. No allowance for inventory markdown is considered necessary for six months ended September 30, 2011and 2010.

Harvested Chinese herbs inventories are stated at lower of cost or market. Cost of growing herbs includes director labor and material costs accumulated through the balance sheet date.

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

The Company accounts for the impairment of long-lived assets in accordance with the guidance of FASB ASC 360-10-20. Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. Based on its review, the Company believes that, as of September 30, 2011, there were no significant impairments of its long-lived assets used in operations.

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

Revenue Recognition

Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.The Company sells primarily to distributors who subsequently sell the merchandise. The agreements with distributors do not provide for the right of return.  Return from distributors has historically been immaterial and accordingly no reserve is deemed necessary as of September 30, 2011 and 2010.

3	INVENTORY

As of September 30, 2011 and March 31, 2011, inventory consists the following:

	September 30, 2011	March 31, 2011
Raw materials	$1,981,799	$61,478
Growing herbs	85,256
Finished goods	44,373	132,574

Total	$2,111,428	$194,052

4	CONTRACT DEPOSIT

Contract deposit represents payments under material contracts by which the Company intends to purchase drug formula to be used in the manufacturing and increasing its product lines.

As of September 30, 2011 and March 31, 2011, contract deposit consists the following:

	September 30, 2011	March 31, 2011
Contract deposit-Lanhai (1)	$-	$1,073,512
Contract deposit-Tonghua (2)	3,445,964	3,359,497
	3,445,964	4,433,009
Less: current portion	-	1,073,512
Total	$3,445,964	$3,359,497

(1)
In September 2008, the Company entered into a Patent Assignment Agreement (the “Lanhai Agreement”) with Harbin Lanhai Biochemical Company Limited (“Lanhai”) under which the Company agreed to acquire a patent related to a product called LanhaiSpirulina Calcium Tablet. Pursuant to the Lanhai Agreement, Lanhai agreed to provide the Company with the product formula as well as the technical support and assistance necessary for the Company to obtain approval for the product by the China State Food & Drug Administration (“SFDA”).  Under the Lanhai Agreement, the Company made a payment of RMB7,030,000 (approximately $1.03 million) in October 2008, representing the entire purchase price for the subject patent. The Company is not obligated to make any subsequent payment. The patent application was accepted by the State Intellectual Property Office of China (“SIPO”) on March 14, 2008 and, if granted, the patent will expire on March 13, 2028 pursuant to PRC patent laws.

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

On June 17, 2011, the Company entered into a Termination Agreement with Lanhai pursuant to which the Lanhai Agreement was terminated. The parties agreed that, because the patent assignment recording process took too long, the Company will return the LanhaiSpirulina Calcium Tablet product and related intellectual property to Lanhai.  Pursuant to the Termination Agreement, Lanhai agreed to refund the total purchase price of RMB7,030,000 in three installments. The first installment of RMB2,000,000 will be refunded prior to June 30, 2011, the second installment of RMB2,000,000 will be refunded prior to July 30, 2011 and the last installment of RMB3,030,000 will be refunded prior to August 30, 2011. The Termination Agreement also provides that the Company is entitled to initiate litigation against Lanhai if Lanhai fails to fully refund the total purchase price before August 30, 2011. On June 27, 2011, Lanhai refunded the first installment of RMB2,000,000.  The recording of the patent assignment was terminated in June 2011 as well. The second portion of refund of RMB 2,000,000 was received on July 18, 2011. The third portion of refund of RMB 3,030,000 was received on August 2, 2011.

(2)
On March 21, 2010, the Company entered into a New Drug Assignment Agreement (the “Tonghua Agreement”) with TonghuaYisheng Pharmaceuticals Company Limited (“Tonghua”) pursuant to which the Company agreed to purchase a new drug candidate, called Nafarelin, from Tonghua for a purchase price of RMB33,000,000 (approximately $4.85 million). The total purchase price is payable in three installments: 33% of the total purchase price (approximately $1.6 million) was paid upon execution of the Tonghua Agreement in March 2010; another 33% (approximately $1.6 million) was paid in March 2011 (although it is required to be paid upon conclusion of third clinical trial for the product pursuant to the terms of the Tonghua Agreement) and the balance is payable upon conclusion of the transfer.

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

Based on a written mutual understanding between the Company and Tonghua, any payments the Company made to Tonghua under the Tonghua Agreement will be refunded if SFDA approval is not abtained for Nafarelin. Such mutual understanding, although the Company believes to be binding, was not explicitly stipulated in the Tonghua Agreement or otherwise memorialized. As such, the first two installment under the Tonghua Agreement was accounted as a deposit and the remaining last installment payment will be also accounted as deposits until the New Drug Approval Certificate is obtained, at which point the total payment will be recorded as intangible asset and amortized over the term of the new drug protection period.

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

As of September 30, 2011 and March 31, 2011, land use rights consist of the following:

	September 30,2011	March 31,2011
Land use rights	$4,417,105	$4,306,264
Less: accumulated amortization	(269,972)	(161,352)

	$4,147,133	$4,144,912

The amortization expense for the six months ended September 30, 2011 and for the six months ended September 30, 2010 was $103,286 and $4,018 respectively.

6	DUE TO RELATED PARTIES

Due to related parties consist of the following:

	As of September 30	As of March 31
	2011	2011
Harbin Tianmu Real Estate Development Co. Ltd (a)	$314,285	$344,899
Chairman of the Company (b)	534,023	541,304
US Hua Sky International Investment LLC (c)	27,727	27,727
Due to a shareholder Yao Yuan (d)	25,036	158,141
Total	$901,071	$1,072,071

(a)
We obtained an unsecured line of credit in the amount of RMB 20million (approximately $3 million) from Harbin Tianmu Real Estate Development Co.,Ltd., an entity owned by our Chairman, Mr. Mingli Yao, in 2008. The loan had a term of five-year and is due on September 30, 2013. The loan bears an interest rate of 7% per annum.

(b)
Our wholly owned subsidiary American Tony obtained an unsecured line of credit in the amount of RMB 4,000,000(approximately $600,000) from our Chairman, Mr. Mingli Yao, in January 2011.  The loan had a term of two years and is due on January 09, 2013. The loan bears an interest rate of 7% per annum. We also obtained an unsecured interest free line of credit in the amount of $100,000 from our Chairman, Mr. Mingli Yao, in May 2010.  The loan had a term of two years and is due on May 4, 2012.

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

Pursuant to an Independent Director Agreement the Company entered into with Mr. Stephen J. Sax on April   14, 2011, the Company granted an award of 100,000 shares of restricted stock of the Company on the date of appointment.  The Company recorded the fair value of $65,000 for these issued shares

On April 18, 2011, the Company issued 28,571 common shares to its legal counsel Ellenoff Grossman &   Schole LLP for services rendered. The Company recorded the fair value of $20,000 for these issued shares.

On September 22, 2011, the Company issued 1,377,000 common shares to several officers, employees and consultants for their services. 580,000 shares were issued to the officers and directors. The Company recorded the fair value of $688,500 for these issued shares.

8	TAXES

(a)	Corporation income tax (“CIT”)

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25%. As of September 30, 2011, for the Company’s PRC entities remain open for statutory examination by PRC tax authorities.

The Company is incorporated in the United States.  It had net operating loss carry forwards for United States income tax purposes amounted to $1,634,793 and $1,359,147 for the six months ended September 30, 2011 and the year ended March 31, 2011 respectively, which may be available to reduce future years' taxable income in the United States. These carry forwards will expire between 2028 and 2030. Management doesn't expect to remit any of its net income back to the United States in the foreseeable future.  Accordingly, the Company recorded a full valuation allowance as of September 30, 2011 and 2010.

The Comparison of income tax expense at the U.S. statutory rate at 35% in 2011 and 2010, to the Company’s effective tax is as follows:

	September 30, 2011	September 30, 2010
U.S. statutory income tax rate	$1,021,313	$642,924
Tax rate difference between US and China	(319,368)	(205,653)
Expenses not deductable for tax purpose in China	172,125	37,835
Change in Valuation Allowance	106,294	76,894
Effective tax	$980,364	$552,000

The provisions for income taxes for the six months ended September 30, 2011 and 2010 are summarized as follows:

	September 30, 2011	September 30, 2010
Current	$983,169	$552,000
Deferred-China	(2,805)	-
Total	$980,364	$552,000

The components of income (loss) before income taxes from China and U.S. for the six months ended September 30, 2011 and 2010 were as follows:

	September 30, 2011	September 30, 2010
China	$3,193,681	$2,056,529
United States	(275,646)	(219,605)
Income before income taxes	$2,918,035	$1,836,924

(b)	Value added tax (“VAT”)

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

9           COMMITMENTS AND CONTINGENCIES

On March 21, 2010, the Company signed a patent purchase agreement with an outside party TonghuaYisheng Pharmaceuticals Company Limited for purchase of a new drug. Total contract price for this patent transaction amounted to RMB 33,000,000 (approximate to USD 4.85 million) to be paid in three installments. As of March 31, 2011, the Company has paid the first two installments of RMB 22,000,000 (equivalent to USD 3,054,086) to TonghuaYisheng Pharmaceuticals Company Limited and is still liable to pay remaining installment in the near future.

Beginning as of December 1, 2010, the Company entered into a lease agreement for the Company’s New York office which will have a rental arrangement of $3,570 per month under. Pursuant to the new lease agreement, the office rental for December 2010, January 2011, October 2011 and November 2011 will be waived.

10	CONCENTRATION OF CREDIT RISKS

During the three months ended September 30, 2011, 11.76% of sales were generated from one major distributors.

For the three months ended September 30, 2011, four products manufactured by the Company, including Panax and Radix Polygoni Capsule, Antihyperlipidemics, Calcium Gluconate Oral Liquid, and Anti-bacterial Mouthwash, represented 36.09%, 21.39%, 18.32% , and 18.97% respectively of the total sales, as compared to three products manufactured by the Company, including Antihyperlipidemics, Anti-bacterial Mouthwash, and Calcium Gluconate Oral Liquid represented 29.39%, 28.48%, and 32.84%, respectively of total sales for the three months ended September 30, 2011.

During the six months ended September 30, 2011, 10.33% of sales were generated from one major distributors.

For the six months ended September 30, 2011, four products manufactured by the Company, including Panax and Radix Polygoni Capsule, Antihyperlipidemics, Calcium Gluconate Oral Liquid, and Anti-bacterial Mouthwash, represented 45.52%, 21.12%, 13.96% , and 14.82% respectively of the total sales, as compared to four products manufactured by the Company, including Yan Li Xiao, Antihyperlipidemics, Anti-bacterial Mouthwash, and Calcium Gluconate Oral Liquid represented 20.3%, 25.5%, 22.3% and 24.1%, respectively of total sales for the six months ended September 30, 2010.

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

Item 2.Management’s Discussion and Analysis of Financial Conditions of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Tongli Pharmaceuticals (USA) Inc. for the three and six months ended September 30, 2011 and 2010, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth above.

Company Overview

Tongli Pharmaceuticals (USA), Inc. (the “Company”), owns all of the outstanding capital stock of American Tony Pharmaceutical, Inc., a Delaware corporation (“American Tony”).

American Tony is a holding company.  In February 2007, American Tony acquired, through its wholly owned subsidiary, Heilongjiang Tongli Technology Co., Ltd., a PRC company (“Tongli Technology”), all of the registered capital of Harbin Tianmu Pharmaceuticals Co., Ltd. (“Tianmu Pharmaceuticals”), a corporation organized under the laws of the PRC on November 26, 1999.  Tianmu Pharmaceuticals is our principal operating subsidiary and is engaged in developing, manufacturing and marketing pharmaceutical and health care products that incorporate elements of Chinese Traditional Medicine with elements of western medicine.  Our research and development activities have been carried out at relatively low cost because they have been carried out by our in house research and development team and, in the past, in concert with a number of research institutes and universities, including the Jilin Research Institute of Chinese Traditional Medicine, the Sichuan Research Institute of Chinese Medicine, the Heilongjiang Institute of Chinese Traditional Medicine, the Chemistry Department of Tsinghua University, and the R&D Center of Harbin Medical University.

In August 2011,we formed HarbingLvnong Plant Ltd. (“Lvnong”) to plant and sell herbs in China. Lvnong is 100% owned by Tongli Technology.

In 2005, Tianmu Pharmaceuticals obtained the GMP certificate (Good Manufacturing Practices for Pharmaceutical Products), and Drug Register License and Drug Production Certificate from the SFDA for its 10 products. The Company’s main products include cholesterol reduction pill, mouthwash, anti-inflammatory tablet and calcium supplement. These products are sold through distributors or directly to customers; no service is required of the Company after sales are made.  The Company’s primary customers are drug stores and hospitals located in China.

Development and Strategy

For the six months ended September 30, 2011, we continued the execution of our product channel expansion strategy that resulted in increased market penetration of our products and expanded revenue growth.

Panax and Radix Polygoni Capsule

Revenue growth for the year was aided in October, 2010, when we began to manufacture and sell our new product Panax and Radix Polygoni Capsule. This new product has helped us to generate about 45.52% of our total sales for six months ended September 30, 2011. We believe that this new product have great market potential and will continue to generate sustainable income for our company in the foreseeable future.

Nafarelin

On March 21, 2010, we entered a New Drug Assignment Agreement with a third party TonghuaYisheng Pharmaceuticals Company Limited (“Tonghua”) to purchase a new drug candidate, called Nafarelin, which we believe has great market potential. Total consideration for this patent transaction amounted to RMB 33,000,000 (approximate to USD 4.85 million) payable in three installments. We paid the first installment of RMB 11,000,000 (equivalent to USD 1.6 million) to Tonghua in March 2010 upon execution of the patent purchase agreement. The second installment of RMB 11,000,000 has been paid to Tonghua during the fourth quarter of 2011. As of September 30, 2011, we have paid total of RMB 22,000,000 to Tonghua on this new drug. The third installment payment is expected to be paid to Tonghua upon completion of the clinic test and the application for Certificate of the new drug is filed with relevant government authority, which is expected to occur in calendar year 2012.

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

Based on a written mutual understanding between us and Tonghua, any payments we made to Tonghua under the Tonghua Agreement will be refunded if SFDA approval is not abtained for Nafarelin. Such mutual understanding, although we believed to be binding, was not explicitly stipulated in the Tonghua Agreement or otherwise memorialized. As such, the first installment under the TonghuaAgreement was accounted as a deposit and the remaining two installment payments will be also accounted as deposits until the New Drug Approval Certificate is obtained, at which point the total payment will be recorded as intangible asset and amortized over the term of the new drug protection period.

New Land Parcel

On December 20, 2010, we entered into a contract with third party to acquire the right to use a parcel of land for twenty years (from December 20, 2010 to December 30, 2030) with a total contract price of RMB 20 million (approximate to $3 million).  We are using this parcel of land to plant the traditional Chinese medicine. We paid the contract price in two installments. The first installment of RMB 12 million (equivalent to $1,817,541) was paid in December 2010 and the second installment payment of RMB 8 million (equivalent to $1,211,694) was paid to the third party upon closing of the transaction on February 21, 2011. In addition, In March 2011, we entered into a supplemental contract with the same third-party to acquire the right to use a nearby fish pond for twenty years with total contract price of RMB 5.5 million (approximate to $0.85 million). We will use this fish pond to provide water supply to the planted traditional Chinese medicine.

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

Discussion of Operating Results

Operating results for the three months ended September 30, 2011 and 2010

Revenues, cost of sales and gross profit

Revenues increased 79.6% to approximately $3.89million for the three monthsended September 30, 2011 from approximately $2.17 million for the three months ended September 30, 2010.  The $1.72million increase was primarily attributable to new product offerings.We generated $1.4 million sales from thenew product Panax and Radix Polygoni Capsule.  For the three months ended September 30, 2011, about 36.09% of our revenue was generated by our recently manufactured new products Panax and Radix Polygoni Capsule, which broadened our product offerings and helped to increase our sales. In addition, 21.39%, 18.32% and 18.97% of our sales were generated from sales of our products Antihyperlipidemics, Calcium Gluconate Oral Liquid and Anti-bacterial Mouthwash, respectively.The increase in our sales revenue was also affected by the foreign currency exchange rate fluctuation during the year. Our reporting currency is US dollar but our functional currency is Chinese RMB. The average translation rates applied to the income statements accounts fluctuated from USD$1: RMB 6.79651 for the three months ended September 30, 2010 to USD$1: RMB 6.4168 for the three months ended September 30, 2011, representing a 5% decrease. As a result, approximately $136,000 increase in our sales revenue was resulted from the foreign currency translation rate fluctuation.

The Company had distribution contracts with various distributors during the three months ended September 30, 2011and 2010 to sell its products in China.  The Company manufactures its products and ships the products to distributors based on the sales order from distributors each month.  Revenue is recognized at the time of the shipment.  No return is allowed, unless there is a quality problem.  During the three months ended September 30,2011 and 2010, there were no returns from distributors or customers.  Distributors normally make payments upon receiving the products; however, in some cases, the Company may extend credit to certain creditable distributors for certain period until the next shipment.

The Company does not hold additional inventories to satisfy the distributor agreements, because the production is based on the monthly orders from the distributors. The $1,187,986 increase in inventory during the three months ended September 30,2011, was mainly because the Company believes that the price of raw material will increase in the near future, the management decided to buy more raw material for future use. Also the Company received more orders from the distributors and the increase in inventory was in line with the increase in sales.

Management expects that our emphasis on broadening our product pipeline coupled with our continued sales channel expansions, along with our enhanced sales and marketing efforts will continue to yield increases in revenue for fiscal year 2012 and beyond.

             Cost of sales was approximately $2.09 million for the three months ended September 30,2011 compared to $1.18 million for the three months ended September 30,2010. The $0.91million increase in cost of sales was mainly attributable to the increased manufacturing costs of our major products associated with increased sales. Cost of sales as a percentage of revenue decreased from 54.69% to 53.87% as compared to the prior comparative period.

Gross profit was approximately $1.79 million for the three months ended September 30,2011 compared to $0.98 million for the three months ended September 30, 2010, an increase of $0.81million or 82.88% due to increased sales of our new product Panax and Radix Polygoni Capsule. The gross profit as a percent of revenues for the three months ended September 30, 2011 increased to 46.13% compared to 45.31% in the prior comparative period mainly due to increased sales of our major products, especially due to increased sales of our new product Panax and Radix Polygoni Capsule which has a higher gross profit margin than our other product categories. As discussed above, about 36.09% of our total sales were generated from sales of our new product Panax and Radix Polygoni Capsule. The gross profit margin for our other major products range from 44% to 47%, but the gross margin for Panax and Radix Polygoni Capsule reached to 55%. Consequently, the percentage of our total cost of revenue to our total revenue decreased from 56% for the three months ended September 30,2010 to 52% for the three months ended September 30,2011. As a result, our gross profit margin increased slightly for the period indicated. We expect our gross profit margin will remain in its current level with slight growth in the future.

Operating expenses

Total operating expenses increased by approximately $643,119 for the three months ended September 30, 2010 from $400,503 for the three months ended September 30, 2010 to $1,043,622 for the three months ended September 30, 2011, representing a 161% increase. The increase in our total operating expense for the three months ended September 30, 2011 as compared to the prior comparative period was primarily related to our general and administrative expenses such as newly issued shares expense, salary expenses and consulting expenses. During the three months ended September 30, 2011, we hired additional experienced personnel in order to support our business management, which led to increased salary expenses. In order to complete our uplisting goal in the U.S. capital markets, we paid more consulting and professional fees to various service providers, as a result, consulting and professional fees increased as well.  No assurances can be given that we will be able to uplist to a senior market in the U.S.

Interest expense

Interest expense was $14,220 for the three months ended September 30, 2011 compared to $14,542 for the three months ended September 30,2010. Interest expense for the period was only related to the loans from related parties

Income taxes

             All of our net income for the three months ended September 30,2011 was from Tianmu Pharmaceuticals, which conducts substantially of our operation in the PRC. Our Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Income tax expense of $399,789 for three months ended September 30,2011, an increase of $179,575 or 81.55% from September 30, 2010, was attributed to the increased taxable income primarily derived from Tianmu Pharmaceutical.

Net income

As a result of the above factors, we reported net income of $337,363 for the three months ended September 30, 2011, an decrease of $8,911, or 2.57%, as compared to the net income of $346,274 for the three months ended September 30, 2010.

For the three months ended September 30, 2011, the decrease in our net income was primarily due to our increased general and administrative expenses such as newly issued shares expense.

Operating results for the six months ended September 30, 2011 and 2010

Revenues, cost of sales and gross profit

Revenues increased 75.76% to approximately $9.46million for the six monthsended September 30, 2011 from approximately $4 million for the six months ended September 30, 2010.  The $4 million increase was primarily attributable to new product offerings.  We generated $4.3 million sales from thenew product Panax and Radix Polygoni Capsule. Sales of our major product, Antihyperlipidemics, increased $0.55 million.  For the six months ended September 30, 2011, about 45.52% of our revenue was generated by our recently manufactured new products Panax and Radix Polygoni Capsule, which broadened our product offerings and helped to increase our sales. In addition, 21.12%, 13.96% and 14.82% of our sales were generated from sales of our products Antihyperlipidemics, Calcium Gluconate Oral Liquid and Anti-bacterial Mouthwash, respectively.The increase in our sales revenue was also affected by the foreign currency exchange rate fluctuation during the year. Our reporting currency is US dollar but our functional currency is Chinese RMB. The average translation rates applied to the income statements accounts fluctuated from USD$1: RMB 6.79651 for the six months ended September 30, 2010 to USD$1: RMB 6.45698 for the six months ended September 30, 2011, representing a 5% decrease. As a result, approximately $260,000 increase in our sales revenue was resulted from the foreign currency translation rate fluctuation.

The Company had distribution contracts with various distributors during the six months ended September 30, 2011 to sell its products in China.  The Company manufactures its products and ships the products to distributors based on the sales order from distributors each month.  Revenue is recognized at the time of the shipment.  No return is allowed, unless there is a quality problem.  During the six months ended September 30, 2011, there were no returns from distributors or customers.  Distributors normally make payments upon receiving the products; however, in some cases, the Company may extend credit to certain creditable distributors for certain period until the next shipment.

The Company does not hold additional inventories to satisfy the distributor agreements, because the production is based on the monthly orders from the distributors. The $1,917,376 increase in inventory during the six months ended September 30,2011, was mainly because the Company believes that the price of raw material will increase in the near future, the management decided to buy more raw material for future use. Also the Company received more orders from the distributors and the increase in inventory was in line with the increase in sales.

Management expects that our emphasis on broadening our product pipeline coupled with our continued sales channel expansions, along with our enhanced sales and marketing efforts will continue to yield increases in revenue for fiscal year 2012 and beyond.

Cost of sales was approximately $5 million for the six months ended September 30,2011 compared to $3 million for the six months ended September 30,2010. The $2 million increase in cost of sales was mainly attributable to the increased manufacturing costs of our major products associated with increased sales. Cost of sales as a percentage of revenue decreased from 55.3% to 53.86% as compared to the prior comparative period.

Gross profit was approximately $4.36 million for the six months ended September 30,2011 compared to $2.4 million for the six months ended September 30, 2010, an increase of $1.96 million or 81.44% due to increased sales of our new product Panax and Radix Polygoni Capsule. The gross profit as a percent of revenues for the six months ended September 30, 2011 increased to 46.14% compared to 44.7% in the prior comparative period mainly due to increased sales of our major products, especially due to increased sales of our new product Panax and Radix Polygoni Capsule which has a higher gross profit margin than our other product categories. As discussed above, about 45.52% of our total sales were generated from sales of our new product Panax and Radix Polygoni Capsule. The gross profit margin for our other major products range from 39% to 46%, but the gross margin for Panax and Radix Polygoni Capsule reached to 52%. Consequently, the percentage of our total cost of revenue to our total revenue decreased from 55.3% for the six months ended September 30,2010 to 53.86% for the six months ended September 30,2011. As a result, our gross profit margin increased slightly for the period indicated. We expect our gross profit margin will remain in its current level with slight growth in the future.

Operating expenses

Total operating expenses increased by approximately $877,757 for the six months ended September 30, 2011 from $539,441 for the six months ended September 30, 2010 to $1,417,198 the six months ended September 30, 2011, representing a 163% increase. The increase in our total operating expense for the six months ended September 30, 2011 as compared to the prior comparative period was primarily related to our general and administrative expenses such as newly issued shares expense, salary expenses and consulting expenses. During the six months ended September 30, 2011, we hired additional experienced personnel in order to support our business management, which led to increased salary expenses. In order to complete our uplisting goal in the U.S. capital markets, we paid more consulting and professional fees to various service providers, as a result, consulting and professional fees increased as well.  No assurances can be given that we will be able to uplist to a senior market in the U.S.

Interest expense

Interest expense was $28,153 for the six months ended September 30, 2011 compared to $28,446 for the six months ended September 30,2010. Interest expense for the period was only related to the loans from related parties.

Income taxes

             All of our net income for the six months ended September 30,2011 was from Tianmu Pharmaceuticals, which conducts substantially of our operation in the PRC. Our Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Income tax expense of $980,364 for the six months ended September 30,2011, an increase of $428,364 or 77.6% from September 30, 2010, was attributed to the increased taxable income primarily derived from Tianmu Pharmaceutical.

Net income

As a result of the above factors, we reported net income of $1.94 million for the six months ended September 30, 2011, an increase of $0.66 million, or 51.56%, as compared to the net income of approximately $1.28 million for the six months ended September 30, 2010.

For the six months ended September 30, 2011, the increase in our net income was primarily due to our increased revenue and improved gross margin.

Other comprehensive income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (”RMB”).  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is intended to imply that the Renminbi amounts could have been, or could be, converted, realized or settled into USD at the rate on September 30, 2011 or at any other rate.

The value of RMB against U.S. dollar may fluctuate and is affected by changes in political and economic conditions. Our revenues, costs and financial assets are mostly dominated in RMB while our reporting currency is the U.S. dollar. Accordingly, this may result in gains or losses from currency translation on our financial statements.

Translation adjustments resulting from this process amounted to a gain of $478,501 and$243,972 as of September 30, 2011 and 2010, respectively.  The balance sheet amounts with the exception of equity at September 30, 2011 were translated at 6.38428 RMB to 1.00 USD as compared to 6.69116RMB to 1.00 USD at September 30, 2010. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the years ended September 30, 2011 and 2010 were 6.45698 RMB and 6.79651 RMB, respectively.

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

We obtained an unsecured line of credit in the amount of RMB 20 million (approximately $3 million) from Harbin Tianmu Real Estate Development Co., Ltd., an entity owned by our Chairman, Mr. Mingli Yao, in 2008.  The loan had a term of five-year and is due on September 30, 2013.  The loan bears an interest rate of 7% per annum.  The outstanding amount including the interests as of September 30, 2011 was $314,285.

Our wholly owned subsidiary American Tony obtained an unsecured line of credit in the amount of RMB 4,000,000(approximately $590,000) from our Chairman, Mr. Mingli Yao, in January 2011.  The loan had a term of two years and is due on January 9, 2013. The loan bears an interest rate of 7% per annum.

We obtained an unsecured interest free line of credit in the amount of $100,000 from our Chairman, Mr. Mingli Yao, in May 2010.  The loan has a term of two years and is due on May 4, 2012. The total balance of indebtedness we owe to Mr. Mingli Yao was $534,023 as of September 30, 2011.

We obtained an unsecured interest free loan in the amount of $27,727 from US Hua Sky International Investment LLC, an entity owned by our Chairman, Mr. Mingli Yao, in February 2011.  The loan had a term of five years and is due February 16, 2016.  The outstanding amount as of September 30, 2011 was $27,727.

We obtained an unsecured loan in the amount of RMB 1,000,000 (approximately $149,000) from our shareholder and director Ms. Yuan Yao (our Chairman’s daughter) in December 2010.  The loan had a term of two years and is due on December 29, 2012. The loan bears an interest rate of 7% per annum. The Company has paid RMB 1 million back to Ms. Yao Yuan on June 28, 2011. The outstanding amount including the interests as of September 30, 2011 was $25,036.

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

Total current assets increased to approximately $2.36 million as of September 30, 2011 as compared to $3.98 million at March 31, 2011.  The primary changes in our current assets during this period were from changes in cash, accounts receivable, inventory and contract deposit. The decrease in cash from $592,671 at March 31, 2011 to $111,362 at September 30, 2011 was because we purchased more raw materials. The increase of accounts receivables from $2,060,773 at March 31, 2011 to $4,003,000 at September 30, 2011 was due to increased credit sales.

Our current liabilities as of September 30, 2011 was approximately $1.1million as compared to $1.79 million at March 31, 2011.The primary changes in our current liabilities during this period were from changes in taxes payables.

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

Discussion of Cash Flow

Operating activities

Cash flows used in operating activities for the six months ended September 30, 2011 amounted to $1,457,337, which consist of our net income of $1,937,671, adds back noncash adjustments of $1,076,586(including depreciation of property and equipment of $174,452, amortization of land use right of $103,286, accrued interest expense on related party loan of $28,153, stock issued for services of $773,500 and deferred tax asset of $2,805) and offset by net changes in operating assets and liabilities, primarily including increase of accounts receivable of $1,867,914 which represented the temporarily uncollected amount from our increased credit sales during the year, an increase in inventory of 1,890,848 to stock raw materials to avoid the potential raw material price increase in the near future.

Cash flows provided by operating activities for the six months ended September 30, 2010 amounted to $583,959, which consist of our net income of $1,284,924, adds back noncash adjustments of $459,883 which primarily consisted of depreciation and amortization expense incurred during the six months ended September 30, 2010, accrued related party loan interest,impairment of intangible and common stock issued for services and offset by net changes in operating assets and liabilities, primarily including an increase in accounts receivable of $433,301 which represented sale of product on credit to certain reliable clients, an increase of advance to suppliers of $588,536 to maintain good relationship with the suppliers and an increase in inventory of $117,202 to stock more raw materials to avoid the potential material shortage in the near future, and stock finished goods in support of future sales, as well as an increase in our accounts payable of $17,487.

Investing activities

Net cash provided by investing activities for the six months ended September 30, 2011 amounted to $1,088,744 which consists of repayment of contract deposit from the termination agreement with Lanhai.

No cash was used in investing activities for the six months ended September30,2010.

Financing activities

Cash flows used in by financing activities amounted to $201,127 for the six months ended September 30, 2011, which consists of repayment of related party loan by the same amount.

Cash flows provided by financing activities amounted to $58,915 for the six months ended September 30, 2010, which consists of proceeds from related party advances to support our working capital needs.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended ( the “Exchange Act”)  is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2011, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of September 30, 2011. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9A of our annual report for the fiscal year ended March 31, 2011. As of September 30, 2011, we had not completed the remediation of these material weaknesses.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Removed and Reserved

Item 5.     Other Information

None.

Item 6.     ExhibitsNone

(a)  Exhibits

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*     Filed herein
**   XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tongli Pharmaceuticals (USA), Inc.

November 15, 2011	By:	/s/ Mingli Yao
Mingli Yao Chief Executive Officer (Principal Executive Officer)

November 15, 2011	By:	/s/ Li Li
Li Li Chief Financial Officer (Principal Accounting Officer)