Form 10-Q
period 2011-12-31
Tongli Pharmaceuticals (USA), Inc.
filed 2012-02-14
CIK 1052284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ending December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________    to ________.

Commission file number: 000-52954

Tongli Pharmaceuticals (USA), Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1090791
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

14 Wall Street, 20th Floor New York, NY	10005
(Address of Principal Executive Offices)	(Zip Code)

212-842-8837             212-842-8837

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

As of February 8, 2012, there were 13,414,789 shares of company’s common stock issued and outstanding.

Unless otherwise provided in this Quarterly Report on Form 10-Q, references to “the Company,” “the Registrant,” “Tongli,” “we,” “us,” and “our” refer to Tongli Pharmaceuticals (USA), Inc. together with its wholly-owned subsidiaries.

-i-

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

-ii-

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

-iii-

PART I

ITEM 1.    FINANCIAL STATEMENTS

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	March 31,2011
	(Unaudited)
ASSETS
Current assets:
Cash	$76,306	$592,671
Accounts Receivable	3,764,118	2,060,773
Inventories	2,669,657	194,052
Prepaid expense and advances	47,132	10,072
Deferred tax assets	51,202	47,566
Contract deposit-current portion	-	1,073,512
Total current assets	6,608,415	3,978,646

Long-term assets:
Property and equipment, net	6,305,050	6,383,717
Land use right, net	4,125,821	4,144,912
Contract deposits-long term	3,463,313	3,359,497
Due from related parties	157,360	-
Total long-term assets	14,051,544	13,888,126

Total assets	$20,659,959	$17,866,772

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilties:
Accounts payable	$123,303	$756,355
Taxes payables	785,224	834,934
Accrued expenses	143,265	199,474
Total current liabilities	1,051,792	1,790,763

Long-term liabilities:
Due to related parties - long term	-	1,072,071

Stockholders' Equity
Preferred stock, $0.001 par value,authorized 1,000,000 shares; none issued and outstanding	-	-
Common stock, $0.001 par value,authorized 200,000,000 shares issued and outstanding- 13,294,778 and 11,663,207 shares, as of December 31,2011 and March 31,2011 respectively	13,295	11,663
Additional paid-in-capital	8,843,219	8,031,031
Accumulated other comprehensive income	2,292,845	1,704,153
Retained earnings	8,458,808	5,257,091

Total Stockholders' equity	19,608,167	15,003,938

Total liablities and Stockholders' equity	$20,659,959	$17,866,772

The accompanying notes are an intergral part to the consolidated financial statements

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME AND OTHER COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2011	2010	2011	2010

Revenue	$4,127,532	$4,402,342	$13,583,418	$9,782,220

Cost of sales	2,083,889	2,265,302	7,176,389	5,240,369

Gross Profit	2,043,643	2,137,040	6,407,029	4,541,851

Operating expenses:
General and administrative expenses	216,733	136,468	1,352,135	567,277
Depreciation and amortization expenses	40,517	38,216	216,156	119,324
Selling expenses	53,451	14,982	159,880	42,505
Total operating expenses	310,701	189,666	1,728,171	729,106

Operating income	1,732,942	1,947,374	4,678,858	3,812,745

Other Income (expenses):
Interest expense-related party, net	-	(14,834)	(27,881)	(43,280)
Total other income (expenses)	-	(14,834)	(27,881)	(43,280)

Income before income taxes	1,732,942	1,932,540	4,650,977	3,769,465

Income Taxes	468,896	506,526	1,449,260	1,058,526

Net Income	1,264,046	1,426,014	3,201,717	2,710,939

Other Comprehensive income
Foreign Currency Translation adjustment	110,191	158,601	588,692	402,573

Comprehensive income	$1,374,237	$1,584,615	$3,790,409	$3,113,512

Basic and diluted income per share	$0.10	$0.12	$0.26	$0.24

Basic and diluted weighted average shares outstanding	13,252,321	11,654,318	12,325,741	11,500,974

The accompanying notes are an integral part to the consolidated financial statements

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended December 31,
	2011		2010
Cash flows from operating activities
Net income		$3,201,717	$2,710,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		419,622	269,455
Accrued interest- related party		27,881	43,280
Stock issued for services		813,821	117,500
Deferred Tax		(2,143)	-
Impairment of intangible asset		-	152,401
Changes in operating assets and liabilities:		-
Accounts receivable		(1,623,358)	(721,922)
Inventory		(2,445,052)	(168,110)
Prepaid expenses and advances		(36,947)	(599,100)
Accounts payable		(649,891)	20,209
Accrued expenses and tax payables		(131,040)	420,102
Net cash provided by (used in) operating activities		(425,390)	2,244,754

Cash flows from investing activities
Deposit of land use right		-	(1,778,015)
Acquistion of property and equipment		(857)	-
Refund of contract deposit		1,095,681	-
Net cash provided by (used in) investing activities		1,094,824	(1,778,015)

Cash flows from financing activities
Proceeds from related party loans		-	13,184
Repayement of related party loans		(1,169,990)	-
Net cash provided by (used in) financing activities		(1,169,990)	13,184

Effect of exchange rate changes on cash		(15,809)	10,336

Net increase (decrease) in cash		(516,365)	490,259

Cash, beginning of the period		592,671	30,066

Cash , end of the period		$76,306	$520,325

Supplemental cash flow information
During the period, cash was paid for the following:
Income taxes		$1,555,613	$837,626
Interest paid	$		$-

The accompanying notes are an integral part to the cosolidated financial statements

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Tongli Pharmaceuticals (USA), Inc.(the “Company”), through an indirect wholly-owned subsidiary, Harbin Tianmu Pharmaceuticals Co., Ltd. (“Tianmu Pharmaceuticals”), develops, produces and sells a wide variety of pharmaceuticals and healthcare products in the People’s Republic of China (“PRC” or “China”) that are based on traditional Chinese medicine (“TCM”).  In August 2011, the Company formed Harbing Lvnong Plant Ltd. (“Lvnong”) to plant and sell herbs in China. Lvnong is 100% owned by the Company’s indirect wholly owned subsidiary, Heilongjiang Tongli Technology Co., Ltd. (“Tongli Technology”).

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

The balance sheet as of March 31, 2011 has been derived from the audited financial statements of the Company at that date, but does not include all of the information and footnotes required by U.S. GAAP for the complete financial statements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of: (i) the Company (ii) the Company’s wholly owned subsidiary American Tony Pharmaceuticals, Inc., a Delaware corporation (“American Tony”), (iii) American Tony’s wholly owned subsidiary Tongli Technology, and (iv) Tongli Technology’s wholly owned subsidiaries, Tianmu Pharmaceuticals and Lvnong, each PRC companies.  All significant inter-company accounts and transactions have been eliminated upon consolidation.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(UNAUDITED)

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, inventory, prepaid expense, accounts payable and other accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with ASC 820.

Inventory

Inventory is stated at the lower of cost, determined using the weighted average cost method, and net realizable value.  Costs include materials, labor and manufacturing overhead.  Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.  Management periodically compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. No allowance for inventory markdown is considered necessary for nine months ended December 31, 2011and 2010.

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

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(UNAUDITED)

The Company accounts for the impairment of long-lived assets in accordance with the guidance of FASB ASC 360-10-20. Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. Based on its review, the Company believes that, as of December 31, 2011, there were no impairment of its long-lived assets.

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

Foreign currency translation

Since the Company operates primarily in the PRC, the Company’s functional currency is the Chinese Renminbi (“RMB”).  For financial reporting purposes, RMB has been translated into United States dollars (“USD”) as the reporting currency.  Equity accounts are translated at historical rates. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency translations are included in accumulated other comprehensive income.

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers. The Company sells primarily to distributors who subsequently sell the merchandise. The agreements with distributors do not provide for the right of return.  Return from distributors has historically been immaterial and accordingly no reserve is deemed necessary as of December 31, 2011 and 2010.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(UNAUDITED)

3.	INVENTORY

As of December 31, 2011 and March 31, 2011, inventory consists the following:

	December 31, 2011	March 31, 2011
Raw materials	$2,131,500	$61,478
Finished goods	436,495	132,574
Growing herbs	101,662	-
Total	$2,669,657	$194,052

4.	CONTRACT DEPOSIT

Contract deposit represents payments under material contracts by which the Company intends to purchase drug formula to be used in the manufacturing and increasing its product lines.

As of December 31, 2011 and March 31, 2011, contract deposit consists the following:

	December 31, 2011	March 31, 2011
Contract deposit-Lanhai (1)	$-	$1,073,512
Contract deposit-Tonghua (2)	3,463,313	3,359,497
	3,463,313	4,433,009
Less: current portion	-	(1,073,512)
Total	$3,463,313	$3,359,497

(1)	In September 2008, the Company entered into a Patent Assignment Agreement (the “Lanhai Agreement”) with Harbin Lanhai Biochemical Company Limited (“Lanhai”) under which the Company agreed to acquire a patent related to a product called LanhaiSpirulina Calcium Tablet. Pursuant to the Lanhai Agreement, Lanhai agreed to provide the Company with the product formula as well as the technical support and assistance necessary for the Company to obtain approval for the product by the China State Food & Drug Administration (“SFDA”). Under the Lanhai Agreement, the Company made a payment of RMB7,030,000 (approximately $1.03 million) in October 2008, representing the entire purchase price for the subject patent. The Company is not obligated to make any subsequent payment. The patent application was accepted by the State Intellectual Property Office of China (“SIPO”) on March 14, 2008 and, if granted, the patent will expire on March 13, 2028 pursuant to PRC patent laws.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(UNAUDITED)

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

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(UNAUDITED)

Under PRC law, the SFDA’s New Drug Approval Certificate grants certain exclusive protections to approved new drugs, meaning that the subject formula may not be manufactured by other parties in China. The exclusive protection periods for the new drugs vary from 4 to 12 years depending on the category of the new drug. Because the Company shall be the beneficiary of the exclusive protection during the applicable period (the so-called “new drug approval period”), upon consummation of the transaction contemplated by the Tonghua Agreement, the Company will regard the protection period as the appropriate amortization period. Based on ASC 805-50-30 “Initial Measurement on Acquisition of Assets Rather Than a Business” and ASC350-30 ”General Intangibles Other Than Goodwill”, the total payment pursuant to the Tonghua Agreement will be recorded as an intangible asset once the Company obtains the SFDA New Drug Approval Certificate and will be amortized over the term of the new drug protection period.

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

5.	LAND USE RIGHT

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(UNAUDITED)

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

As of December 31, 2011 and March 31, 2011, land use rights consist of the following:

	December 31, 2011	March 31, 2011
Land use rights	$4,439,337	$4,306,264
Less: Accumulated amortization	(313,516)	(161,352)
	$4,125,821	$4,144,912

The amortization expense for the nine months ended December 31, 2011 and 2010 was $158,148 and $6,233 respectively.

6.	DUE TO/(FROM) RELATED PARTIES

Due to/(from) related parties consist of the following:

	December 31, 2011	March 31, 2011
Harbin Tianmu Real Estate Development Co. Ltd (a)	$(786,845)	$344,899
Chairman of the Company (b)	541,923	541,304
US Hua Sky International Investment LLC (c)	27,727	27,727
Due to a shareholder Yao Yuan (d)	59,835	158,141
Total	$(157,360)	$1,072,071

(a)	We obtained an unsecured line of credit in the amount of RMB 20million (approximately $3 million) from Harbin Tianmu Real Estate Development Co., Ltd., an entity owned by our Chairman, Mr. Mingli Yao, in 2008. The loan had a term of five-year and is due on September 30, 2013. The loan bears an interest rate of 7% per annum. The loan was paid in November 2011. The Company extended a loan in the amount of RMB 7million (approximately $1.1 million) to Harbin Tianmu Real Estate Development Co. Ltd. in December 2011. The loan is non-interest bearing and due on demand. During February 2012, RMB 1 million (approximately $158,000) was paid back.

(b)	Our wholly owned subsidiary American Tony obtained an unsecured line of credit in the amount of RMB 4,000,000(approximately $600,000) from our Chairman, Mr. Mingli Yao, in January 2011. The loan had a term of two years and is due on January 09, 2013. The loan bears an interest rate of 7% per annum. We also obtained an unsecured interest free line of credit in the amount of $100,000 from our Chairman, Mr. Mingli Yao, in May 2010. The loan had a term of two years and is due on May 4, 2012.

(c)	We obtained an unsecured interest free loan in the amount of $27,727 from US Hua Sky International Investment LLC, an entity owned by our Chairman, Mr. Mingli Yao, on February 17, 2011. The loan had a term of five years and is due on February 16, 2016.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(UNAUDITED)

(d)	We obtained an unsecured loan in the amount of RMB 1,000,000 (approximately $150,000) from our shareholder and director Ms. Yuan Yao (our Chairman’s daughter) in December 2010. The loan had a term of two years and is due on December 29, 2012. The loan bears an interest rate of 7% per annum.

7.	STOCKHOLDERS’ EQUITY

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

On November 1, 2011, the Company issued 126,000 common shares to its consultant in China for services rendered. The Company recorded the fair value of $40,320 for these issued shares.

8.	TAXES

(a)	Corporation income tax (“CIT”)

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25%. As of December 31, 2011, for the Company’s PRC entities remain open for statutory examination by PRC tax authorities.

The Company is incorporated in the United States.  It had net operating loss carry forwards for United States income tax purposes amounted to $1,749,943 and $1,359,147 for the nine months ended December 31, 2011 and the year ended March 31, 2011 respectively, which may be available to reduce future years' taxable income in the United States. These carry forwards will expire between 2028 and 2030. Management doesn't expect to remit any of its net income back to the United States in the foreseeable future.  Accordingly, the Company recorded a full valuation allowance as of December, 2011 and 2010.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(UNAUDITED)

The reconciliation of income tax expense at the U.S. statutory rate at 35% in 2011 and 2010, to the Company’s effective tax is as follows:

	For the Nine Months Ended December 31,
	2011	2010
U.S. Statutory income tax rate	$1,631,646	$1,370,431
Taxable difference between U.S. and China	(570,114)	(423,394)
Expenses not deductable for tax purpose in China	10,080	-
Change in valuation allowance	377,648	111,489
Effective income tax	$1,449,260	$1,058,526

The provisions for income taxes for the nine months ended December 31, 2011 and 2010 are summarized as follows:

	For the Nine Months Ended December 31,
	2011	2010
Current	$1,451,960	$1,095,039
Deferred-China	(2,700)	(36,513)
Total	$1,449,260	$1,058,526

The components of income (loss) before income taxes from China and U.S. for the nine months ended December 31, 2011 and 2010 were as follows:

	For the Nine Months Ended December 31,
	2011	2010
China	$5,041,773	$4,087,883
United States	(390,796)	(318,418)
Income before income tax	$4,650,977	$3,769,465

(b)	Value added tax (“VAT”)

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

On March 21, 2010, the Company signed a patent purchase agreement with an outside party, Tonghua Yisheng Pharmaceuticals Company Limited, for purchase of a new drug. Total contract price for this patent transaction amounted to RMB 33,000,000 (approximate to USD 5 million) to be paid in three installments. As of March 31, 2011, the Company has paid the first two installments of RMB 22,000,000 (equivalent to USD 3 million) to Tonghua Yisheng Pharmaceuticals Company Limited and is still liable to pay remaining installment in the near future.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(UNAUDITED)

On August 31, the Company renewed the lease agreement for the Company’s New York office which will have a rental arrangement of $3,856 per month. Pursuant to the new lease agreement, the term of the lease is from December 2011 to November 2012. The office rental for November 2012 was waived. As of December 31, 2011, the Company was obligated to pay $38,560 under the lease agreement.

10.	CONCENTRATION OF CREDIT RISKS

During the three months ended December 31, 2011, 15% of sales were generated from one major distributor.

For the three months ended December 31, 2011, four products manufactured by the Company, including Panax and Radix Polygoni Capsule, Antihyperlipidemics, Calcium Gluconate Oral Liquid, and Anti-bacterial Mouthwash, represented 44.14%, 18.23%, 16.30% , and 14.38% respectively of the total sales. as compared to three products manufactured by the Company, including Antihyperlipidemics, Anti-bacterial Mouthwash, and Calcium Gluconate Oral Liquid represented 23.98%, 18.36%, and 17.95%, respectively of total sales for the three months ended December 31, 2010.

During the nine months ended December 31, 2011, no major distributors accounted for more than 10% of the Company’s total sales.

For the nine months ended December 31, 2011, four products manufactured by the Company, including Panax and Radix Polygoni Capsule, Antihyperlipidemics, Calcium Gluconate Oral Liquid, and Anti-bacterial Mouthwash, represented 45.10%, 20.25%, 14.68% , and 14.66% respectively of the total sales. For the nine months ended December 31, 2010, the Company’s five major products Antihyperlipidemics, Calcium Gluconate Oral Liquid, Anti-bacterial Mouthwash, Panax and Radix Polygoni Capsule, and Yan Li Xiao Capsule, represented 24.85%, 21.37%, 20.56%, 15.32% and 11.25%, respectively, of the total sales.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(UNAUDITED)

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

12.	SUBSEQUENT EVENTS

The Company has evaluated events after the date of these financial statements through the date that these financial statements were issued and no subsequent event is required to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Conditions of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Tongli Pharmaceuticals (USA) Inc. for the three and six months ended December 31, 2011 and 2010, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth above.

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

In August 2011, we formed HarbingLvnong Plant Ltd. (“Lvnong”) to plant and sell herbs in China. Lvnong is 100% owned by Tongli Technology.

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

Development and Strategy

For the nine months ended December 31, 2011, we continued the execution of our product channel expansion strategy that resulted in increased market penetration of our products and expanded revenue growth.

Panax and Radix Polygoni Capsule

Revenue growth for the year was aided in October, 2010, when we began to manufacture and sell our new product Panax and Radix Polygoni Capsule. This new product has helped us to generate about 45.1% of our total sales for nine months ended December 31, 2011. We believe that this new product have great market potential and will continue to generate sustainable income for our company in the foreseeable future.

Nafarelin

On March 21, 2010, we entered a New Drug Assignment Agreement with a third party TonghuaYisheng Pharmaceuticals Company Limited (“Tonghua”) to purchase a new drug candidate, called Nafarelin, which we believe has great market potential. Total consideration for this patent transaction amounted to RMB 33,000,000 (approximate to USD 4.85 million) payable in three installments. We paid the first installment of RMB 11,000,000 (equivalent to USD 1.6 million) to Tonghua in March 2010 upon execution of the patent purchase agreement. The second installment of RMB 11,000,000 has been paid to Tonghua during the fourth quarter of 2011. As of December 31, 2011, we have paid total of RMB 22,000,000 to Tonghua on this new drug. The third installment payment is expected to be paid to Tonghua upon completion of the clinic test and the application for Certificate of the new drug is filed with relevant government authority, which is expected to occur in calendar year 2012.

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

Discussion of Operating Results

Operating results for the three months ended December 31, 2011 and 2010

Revenues, cost of sales and gross profit

Revenues decreased 6.2% to approximately $4.1 million for the three months ended December 31, 2011 from approximately $4.4 million for the three months ended December 31, 2010.  The $274,810 decrease in revenue was primarily attributable to decrease in orders from customers. We generated $1.8 million sales from the new product Panax and Radix Polygoni Capsule.  For the three months ended December 31, 2011, about 44.1% of our revenue was generated by our recently manufactured new products Panax and Radix Polygoni Capsule, which broadened our product offerings and helped to increase our sales. In addition, 18.2%, 16.3% and 14.4% of our sales were generated from sales of our products Antihyperlipidemics, Calcium Gluconate Oral Liquid and Anti-bacterial Mouthwash, respectively. The decrease in our sales was partly offset by the foreign currency exchange rate fluctuation during the year. Our reporting currency is US dollar but our functional currency is Chinese RMB. The average translation rates applied to the income statements accounts fluctuated from USD$1: RMB 6.7413 for the three months ended December 31, 2010 to USD$1: RMB 6.4161 for the three months ended December 31, 2011, representing a 5% decrease. Our sales revenue increased by approximately $206,376 as a result of the foreign currency translation rate fluctuation.

The Company had distribution contracts with various distributors during the three months ended December 31, 2011and 2010 to sell its products in China.  The Company manufactures its products and ships the products to distributors based on the sales order from distributors each month.  Revenue is recognized at the time of the shipment.  No return is allowed, unless there is a quality problem.  During the three months ended December 31, 2011 and 2010, there were no returns from distributors or customers.  Distributors normally make payments upon receiving the products; however, in some cases, the Company may extend credit to certain creditable distributors for certain period until the next shipment.

Management expects that our emphasis on broadening our product pipeline coupled with our continued sales channel expansions, along with our enhanced sales and marketing efforts will continue to yield increases in revenue for fiscal year 2012 and beyond.

Cost of sales was approximately $2.08 million for the three months ended December 31, 2011 compared to $2.26 million for the three months ended December 31, 2010. The $181,413 decrease in cost of sales was mainly attributable to the decrease in sales in the corresponding period. Cost of sales as a percentage of revenue decreased from 51.5% to 50.5% as compared to the prior comparative period.

Gross profit was approximately $2.04 million for the three months ended December 31, 2011 compared to $2.14 million for the three months ended December 31, 2010, a decrease of $93,397 or 4.4% due to decreased sales of our products Antihyperlipidemics, Calcium Gluconate Oral Liquid and Anti-bacterial Mouthwash. The gross profit as a percent of revenues for the three months ended December 31, 2011 increased to 49.5% compared to 48.5% in the prior comparative period, remaining on approximately the same level. We expect our gross profit margin will remain in its current level with slight growth in the future.

Operating expenses

Total operating expenses increased by approximately $121,035 for the three months ended December 31, 2011 from $189,666 for the three months ended December 31, 2010 to $310,701 for the three months ended December 31, 2011, representing a 63.8% increase. The increase in our total operating expense for the three months ended December 31, 2011 as compared to the prior comparative period was primarily related to increase in our marketing and advertisement expenses and additional amortization expenses of land use right.

Interest expense

Interest expense was $0 for the three months ended December 31, 2011 compared to interest expense of $14,834 for the three months ended December 31, 2010. Interest expense for the period was only related to the loans to related parties.

Income taxes

All of our net income for the three months ended December 31, 2011 was from Tianmu Pharmaceuticals, which conducts substantially of our operation in the PRC. Our Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Income tax expense of $468,869 for three months ended December 31, 2011, a decrease of $37,630 or 7.4% from $506,526 for the same period ended December 31, 2010, was attributed to the decreased pre-tax income primarily derived from Tianmu Pharmaceutical.

Net income

As a result of the above factors, we reported net income of $1,264,046 for the three months ended December 31, 2011, an decrease of $161,968, or 11.4%, as compared to the net income of $1,426,014 for the three months ended December 31, 2010.

For the three months ended December 31, 2011, the decrease in our net income was primarily due to our decrease sales.

Operating results for the nine months ended December 31, 2011 and 2010

Revenues, cost of sales and gross profit

Revenues increased 38.9% to approximately $13.6million for the nine months ended December 31, 2011 from approximately $9.8 million for the nine months ended December 31, 2010.  The $3.8 million increase was primarily attributable to increased recognition of our products in the market.  We generated $6.1 million sales from the new product Panax and Radix Polygoni Capsule, a $4.55million increase from the same prior period. For the nine months ended December 31, 2011, about 45.1% of our revenue was generated by our recently manufactured new products Panax and Radix Polygoni Capsule, which broadened our product offerings and helped to increase our sales. In addition, 14.7%, 14.7% and 20.3% of our sales were generated from sales of our products Antihyperlipidemics, Calcium Gluconate Oral Liquid and Anti-bacterial Mouthwash, respectively. The increase in our sales revenue was also affected by the foreign currency exchange rate fluctuation during the year. Our reporting currency is US dollar but our functional currency is Chinese RMB. The average translation rates applied to the income statements accounts fluctuated from USD$1: RMB 6.7413 for the nine months ended December 31, 2010 to USD$1: RMB 6.4161 for the nine months ended December 31, 2011, representing a 5% decrease. As a result, approximately $679,171 increase in our sales revenue was resulted from the foreign currency translation rate fluctuation.

The Company had distribution contracts with various distributors during the nine months ended December 31, 2011 to sell its products in China.  The Company manufactures its products and ships the products to distributors based on the sales order from distributors each month.  Revenue is recognized at the time of the shipment.  No return is allowed, unless there is a quality problem.  During the nine months ended December 31, 2011, there were no returns from distributors or customers.  Distributors normally make payments upon receiving the products; however, in some cases, the Company may extend credit to certain creditable distributors for certain period until the next shipment.

Management expects that our emphasis on broadening our product pipeline coupled with our continued sales channel expansions, along with our enhanced sales and marketing efforts will result in increases in revenue for fiscal year 2012 and beyond.

Cost of sales was approximately $7.2 million for the nine months ended December 31, 2011 compared to $5.2 million for the nine months ended December 31, 2010. The $1.9 million increase in cost of sales was mainly attributable to the increased manufacturing costs of our major products associated with increased sales. Cost of sales as a percentage of revenue decreased from 53.6% to 52.8% as compared to the prior comparative period.

Gross profit was approximately $6.4 million for the nine months ended December 31, 2011 compared to $4.5 million for the nine months ended December 31, 2010, an increase of $1.86 million or 41.1% due to increased sales of our new products. The gross profit as a percent of revenues for the nine months ended December 31, 2011 increased to 47.2% compared to 46.4% in the prior comparative period mainly due to increased sales of our major products. We expect our gross profit margin will remain in its current level with slight growth in the future.

Operating expenses

Total operating expenses increased by approximately $999,065 for the nine months ended December 31, 2011 from $729,106 for the nine months ended December 31, 2010 to $1,728,171 the nine months ended December 31, 2011, representing a 137% increase. The increase in our total operating expense for the nine months ended December 31, 2011 as compared to the prior comparative period was primarily due to increase expenses in stock-based compensation expenses, amortization expenses and sales commission.

Interest expense

Interest expense was $27,881 for the nine months ended December 31, 2011 compared to $43,280 for the nine months ended December 31, 2010. Interest income for the period was only related to the loans to related parties.

Income taxes

All of our net income for the nine months ended December 31, 2011 was from Tianmu Pharmaceuticals, which conducts substantially of our operation in the PRC. Our Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Income tax expense of $1,449,260 for the nine months ended December 31, 2011, an increase of $390,734 or 36.9% from December 31, 2010, was attributed to the increased pre-tax income primarily derived from Tianmu Pharmaceutical.

Net income

As a result of the above factors, we reported net income of $3.2 million for the nine months ended December 31, 2011, an increase of $490,778, or 18.1%, as compared to the net income of approximately $2.7 million for the nine months ended December 31, 2010.

For the nine months ended December 31, 2011, the increase in our net income was primarily due to our increased revenue and improved gross margin.

Other comprehensive income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (“RMB”).  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is intended to imply that the Renminbi amounts could have been, or could be, converted, realized or settled into USD at the rate on December 31, 2011 or at any other rate.

The value of RMB against U.S. dollar may fluctuate and is affected by changes in political and economic conditions. Our revenues, costs and financial assets are mostly dominated in RMB while our reporting currency is the U.S. dollar. Accordingly, this may result in gains or losses from currency translation on our financial statements.

Translation adjustments resulting from this process amounted to a gain of $588,692 and $402,573 as of December 31, 2011 and 2010, respectively.  The balance sheet amounts with the exception of equity at December 31, 2011 were translated at 6.3523 RMB to 1.00 USD as compared to 6.5918RMB to 1.00 USD at December 31, 2010. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the years ended December 31, 2011 and 2010 were 6.4161 RMB and 6.7413 RMB, respectively.

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

We obtained an unsecured line of credit in the amount of RMB 20 million (approximately $3 million) from Harbin Tianmu Real Estate Development Co., Ltd., an entity owned by our Chairman, Mr. Mingli Yao, in 2008. The loan had a term of five-year and is due on September 30, 2013. The loan bears an interest rate of 7% per annum. The loan was repaid in November 2011. The Company extended a loan in the amount of RMB 7million (approximately $1.1 million) to Harbin Tianmu Real Estate Development Co. Ltd in December 2011. The loan is non-interest bearing and due on demand. During February 2012, RMB 1,000,000 (approximately $158,000) was paid back.

Our wholly owned subsidiary American Tony obtained an unsecured line of credit in the amount of RMB 4,000,000 (approximately $590,000) from our Chairman, Mr. Mingli Yao, in January 2011.  The loan had a term of two years and is due on January 9, 2013. The loan bears an interest rate of 7% per annum.

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

The net outstanding balance of the loans from related parties included interest as of December 31, 2011 was $157,360. During February 2012, RMB 1,000,000 (approximately $158,000) was paid to the Company.

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

Total current assets increased to approximately $6.6 million as of December 31, 2011 as compared to $4.0 million at March 31, 2011.  The primary changes in our current assets during this period were from changes in cash, accounts receivable, inventory and prepaid expenses. The decrease in cash from $592,671 at March 31, 2011 to $76,306 at December 31, 2011 was because we purchased more inventories. The increase of accounts receivables from $2,060,773 at March 31, 2011 to $3,764,118 at December 31, 2011 was due to increased credit sales. The increase of inventory from $194,025 at March 31, 2011 to $2,669,657 at December 31, 2011 was due to increased raw materials purchased for increased projected sales.

Our current liabilities as of December 31, 2011 was approximately $1.05 million as compared to $1.79 million at March 31, 2011.The decrease in our current liabilities during this period were mainly from the decrease in accounts payable and accrued expenses.

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

Discussion of Cash Flow

Operating activities

Cash flows used in operating activities for the nine months ended December 31, 2011 amounted to $425,390, which consists of our net income of $3,201,717, adds back noncash adjustments of $1,259,181 (including depreciation and amortization of $419,622, accrued interest expense on related party loan of $27,881, stock issued for services of $813,821 and deferred tax asset of $2,143) and offset by net changes in operating assets and liabilities, primarily including increase of accounts receivable of $1,623,358 which represented the temporarily uncollected amount from our increased credit sales during the year, an increase in inventory of 2,445,052 to for increased projected sales.

Investing activities

Net cash provided by investing activities for the nine months ended December 31, 2011 amounted to $1,094,824 which consists of repayment of contract deposit from the termination agreement with Lanhai and acquisition of property and equipments.

Financing activities

Cash flows used in by financing activities amounted to $1,169,990 for the nine months ended December 31, 2011, which consists of repayment of related party loan by the same amount.

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

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2011, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of December 31, 2011. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9A of our annual report for the fiscal year ended March 31, 2011. As of December 31, 2011, we had not completed the remediation of these material weaknesses.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, except as disclosed above

PART II - OTHER INFORMATION

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

Item 4.     Mine Safety Disclosures

Not applicable.

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

*          Filed herewith.

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

Tongli Pharmaceuticals (USA), Inc.

February 14, 2012	By:	/s/ Mingli Yao
Mingli Yao Chief Executive Officer (Principal Executive Officer)

February 14, 2012	By:	/s/ Li Li
Li Li Chief Financial Officer (Principal Accounting Officer)

