Form 10-K
period 2012-03-31
Tongli Pharmaceuticals (USA), Inc.
filed 2012-07-16
CIK 1052284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ending March 31, 2012

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ________ to ________.

Commission file number 000-52954

Tongli Pharmaceuticals (USA), Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1090791
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification number)

136-17 Maple Ave, 11F
Flushing, NY	11355
(Address of Principal Executive Offices)	(Zip Code)

212-842-8837

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

(Title of Class)

Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒ .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒ .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐ ..

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

The aggregate market value of the voting and non-voting common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s Common Stock on September 30, 2011, as reported on the OTC Bulletin Board, was approximately $2.9 million.

As of July 6, 2012, there were 13,548,122 outstanding shares of common stock of the registrant, par value $.001 per share.

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

Organization and Business Description

Tongli Pharmaceuticals (USA), Inc., through its indirectly wholly-owned subsidiaries, Harbin Tianmu Pharmaceuticals Co., Ltd. (“HTP” or “Tianmu Pharmaceuticals”) and Harbin Lvnong Plant Ltd.(“Lvnong”), develops, produces and sells a wide variety of pharmaceuticals and healthcare products in the People’s Republic of China (“PRC” or “China”) that are based on traditional Chinese medicine, or TCM. We were formerly known as American Tony Pharmaceutical, Inc. (“American Tony”), which was a holding company incorporated in the state of Delaware on November 17, 2006 and had no significant operations since its inception. The name change became effective on October 30, 2008 and was done to better represent the origin and ongoing business of our company.

We became a U.S. Public Company on August 12, 2008, American Tony completed a reverse merger with Aim Smart Corporation (“Aim Smart”), a dormant public shell, which was originally incorporated on April 27, 1988 in the State of Colorado under the name “Gatwick, Ltd” for the purpose of seeking out and completing a merger or acquisition with one or more companies or businesses, and was reorganized as a Delaware corporation in September 2007. The acquisition was effected by the merger of American Tony into a wholly-owned subsidiary of Aim Smart.

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

Tianmu Pharmaceuticals was formed under laws of the PRC on November 26, 1999. In February 2007, American Tony acquired Tianmu Pharmaceuticals through a recapitalization transaction which was accomplished through the exchange of shares with Heilongjiang Tongli Technology Co., Ltd. (“TT” or “Tongli Technology”), a wholly-owned subsidiary of American Tony formed in 2007 in the PRC. TT owns 100% of Tianmu Pharmaceuticals and doesn’t have any other operations since its inception. In August 2011, we formed Lvnong to grow chinese herbs in China. The primary purpose of Lvnong is to provide required chinese herbs to Tianmu Pharmaceuticals . Lvnong is 100% owned by our indirect wholly owned subsidiary, Tongli Technology.

Our corporate structure as of the date of this Report is as follows:

Industry Background

Overview of Traditional Chinese Medicine

In China, TCM is not an alternative form of therapy but is used in the state-run hospitals alongside modern medicine. For its practitioners and advocates, TCM is a complete medical system that is used to treat disease in all its forms. TCM is also believed to promote long term wellness and vigor. Many modern-day drugs have been developed from herbal sources. These include drugs designed to treat asthma and hay fever such as ephedrine; hepatitis remedies from fruits and licorice roots and a number of anticancer agents from trees and shrubs.

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

We believe that the sales of TCM in China reflect the central and still growing role these therapies play in medical care in that nation. According to IMS Health, a market intelligence firm, the Chinese pharmaceutical market was predicted to grow to more than $50 billion by the end of 2011, which would make China the world’s third-largest pharmaceutical market.

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

Growing Prosperity of the Chinese People. The increased spending power of China’s population continues to be reflected in the increased consumption of health products and medical services between 2007 and 2011. According to Euromonitor data, spending by Chinese people on these goods and services was projected to increase from $100 billion in 2007 to $160 billion in 2011.

Population and Aging

•	The total population of China was 1.37 billion at the end of 2011 according to official government estimates.

•	Due to improved healthcare, the elderly population of China is growing.

•	The health/medical costs associated with care for elderly in China are approximately five (5x) times that of younger people.

•	China had 170 million elderly people in 2007 but will have an expected 230 million elderly by 2015 according to “Consumer Lifestyles in China: Consumer Trends, China’s Grey Population,” by Euromonitor, 2009.

•	The proportion of the China’s population aged 65 and over will rise from just 10% of the overall population in 1995 to 22% by 2030, according to the World Bank.

•	From 1995 to 2030 it is estimated that the ratio of working-age people to pensioners will decrease from 9.7:1 to 4.2:1. China’s national estimates vary slightly from World Bank figures, but still show in increase in the proportion of the population over 65 years from 7% in 2000 to 9.4% in 2007, according to China Country Profile 2009, The Economist Intelligence Unit Ltd.

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

Our Products

Our Chinese operating subsidiaries have been developing, manufacturing and distributing pharmaceuticals and health care products that incorporate elements of Chinese traditional medicine with elements of western medicine since 1999. In August 2011, we formed Lvnong to grow chinese herbs in PRC, which herbs will be provided to Tianmu Pharmaceuticals .Tianmu Pharmaceuticals currently offers drugs and health care products in several distinct categories, including:

•	Antihyperlipidemics. These tablets, based on principles of Chinese traditional medicine, are used to reduce cholesterol levels and soften blood vessels in order to improve circulation. Our antihyperlipidemics are offered as an affordable alternative to the statins commonly used for this purpose in western medicine. For the year ended March 31, 2012, sales of Antihyperlipidemics accounted for approximately 20% of our total sales revenue during the year.

•	Panax and Radix Polygoni Capsule. We began to market this new product in October 2010. This product is designed to reinforce the liver and kidney, replenish Qi (life energy) and blood, with major application on Qi and blood infirmity, beard and hair early whiteness, neurastheria, morbid forgetfulness and insomnia, lack of appetite and fatigue. For the year ended March 31, 2012, sales of Panax and Radix Polygoni Capsule accounted for approximately 45% of our total sales revenue during the year.

•	Yuxiang Anti-Bacterial Mouthwash. Comprised of a mixture of medicinal ingredients that counter disease and odor in the oral cavity and throat, Yuxiang Mouthwash is designed to purge bad breath caused by gum disease, abnormal sleep, nervousness, food, alcohol and smoking. We package Yuxiang Mouthwash in bottles that are small enough to be carried conveniently, and we target customers who are travelling or away from home. Our primary points of distribution for Yuxiang Mouthwash are restaurants and transport carriers such us trains. For the year ended March 31, 2012, sales of Yufang Anti-Bacterial Mouthwash accounted for approximately 15% of our total sales revenue during the year.

•	Calcium Gluconate Oral Liquid. This is a calcium supplement used for the prevention and treatment of diseases caused by calcium deficiency, such as osteoporosis, bone hypoplasis, and rickets. The liquid is particularly recommended for women during menopause or lactation. We believe that our product has a competitive advantage over other similar products provided by our competitors, because we have obtained a pharmaceutical license for this product, which is considerably more authoritative than the health license under which most of our competitors market their calcium supplements. For the year ended March 31, 2012, sales of Calcium Gluconate Oral Liquid accounted for approximately 14% of our total sales revenue during the year.

•	Fuke Zhidai Tablets. This product is used to treat abnormal leucorrhea which caused by chronic cervicitis, endometritis and endocolpitis. For the year ended March 31, 2012, sales of Fuke Zhidai Tablets accounted for approximately 6 % of our total sales revenue during the year.

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

Subsequently, on June 17, 2011, we entered into a Termination Agreement with Lanhai pursuant to which the Lanhai Agreement was terminated. The parties agreed that, because the patent assignment recording process took too long, we shall return the Lanhai Spirulina Calcium Tablet product and related intellectual property to Lanhai. Pursuant to the Termination Agreement, Lanhai agreed to refund the total purchase price of RMB7,030,000 in three installments. The first installment of RMB2,000,000 shall be refunded prior to June 30, 2011, the second installment of RMB2,000,000 shall be refunded prior to July 30, 2011 and the last installment of RMB3,030,000 shall be refunded prior to August 30, 2011. The Termination Agreement also provides that we are entitled to initiate litigation against Lanhai if Lanhai fails to fully refund the total purchase price before August 30, 2011. In June 2011, Lanhai refunded the first installment of RMB 2,000,000. The recording of the patent assignment was terminated in June 2011 as well. The second installment of the refund of RMB 2,000,000 was received on July 18, 2011. The third installment of the refund of RMB 3,030,000 was received on August 2, 2011.

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

Tonghua Agreement

On March 21, 2010, we entered a New Drug Assignment Agreement (“Tonghua Agreement”) with a third party TonghuaYisheng Pharmaceuticals Company Limited (“Tonghua”) to purchase a new drug candidate, called Nafarelin, which we believe has great market potential. Total consideration for this patent transaction amounted to RMB 33,000,000 (approximate to $4.85 million) payable in three installments. We paid the first installment of RMB 11,000,000 (approximate to $1.6 million) to Tonghua in March 2010 upon execution of the patent purchase agreement. The second installment of RMB 11,000,000 has been paid to Tonghua during the fourth quarter of 2011. As of March 31, 2012, we have paid total of RMB 22,000,000 to Tonghua on this patent agreement.

On June 6, 2012, we entered into a Termination Agreement with Tonghua pursuant to which the Tonghua Agreement was terminated. Pursuant to the Termination Agreement, Tonghua will refund prepayment of RMB 22,000,000 (approximately $3.4 million) in four installments. The first installment of RMB 5,000,000 (approximately $783,000) is expected to be refunded prior to August 30, 2012, the second installment of RMB 6,000,000 (approximately $939,000) will be refunded prior to November 30, 2012, the third installment of RMB 8,000,000 (approximately $1.3 million) will be refunded prior to February 28, 2013 and the last installment of RMB 3,000,000 (approximately $469,000) will be refunded prior to May 30, 2013.

Xinyu Breath Spray

On April 30, 2012, we entered into Xinyu Breath Spray Purchase Agreement (“Xinyu Purchase Agreement”) with Harbin Junde Healthcare Product Company (“Harbin Junde”). Pursuant to the Xinyu Purchase Agreement, we will acquire the right to manufacture the Xinyu Breath Spray at the total purchase price of RMB 8,500,000 (approximately $1.33 million). We will pay 50% of the purchase price at time of closing of the Xinyu Purchase Agreement and pay the rest of the purchase price after we manufacture three batches of Xinyu Breath Spray that meet the quality standards of product. We paid RMB 1,370,000 (approximately $214,000) on March 29, 2012 and RMB 3,630,000 (approximately $568,000) on May 30, 201, which includes the first installment payment of RMB 4,250,000 and RMB 750,000 for advance payment of testing fees and materials.

Xinyu Breath Spray was marketed primarily through adware. The major markets include supermarkets, hotels and internet. We have two medium-size packages with two flavors for the product, one for man and another for woman. We are targeting to high-end consumers.

We anticipate we will start production of Xinyu Breath Spray in July 2012.

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

Major Customers

During the year ended March 31, 2012, approximately 26% of sales were generated from two major distributors. In addition, our four major products (Antihyperlipidemics, Yuxiang Anti-Bacterial Mouthwash, Calcium Gluconate Oral Liquid and Panax and Radix Polygoni Capsule represented approximately 94% of the total sales for the year ended March 31, 2012.

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

We have decreased research and development expenses incurred in the fiscal year ended March 31, 2012 because our current products are still under normal product cycle and our patents have provided us sufficient capabilities to meet our current production and marketing demand, accordingly, we cut off our investment in our own research and development activities. In addition, we have switched our research and development strategy to acquiring new products with significant market potential from third parties instead of relying on our own efforts which we believe will be more efficient.

Raw Materials

We have developed purchasing relationships with a considerable number of suppliers, and have multiple sources for most of the raw materials that we require. Our business would not be significantly affected by the loss of any one supplier.

A considerable portion of the raw materials that we require are volatile herbs, which have a brief shelf life. This situation imposes a risk on our suppliers, who will often grow the herbs to order in order to insure an immediate market for their herbs. The situation also necessitates that we assure ourselves that our raw material requirements are available precisely when needed. To satisfy these conditions, it is our practice to make substantial cash advances to our suppliers in order to lock-in our raw material requirements. As of March 31, 2012, we have $1,016,294 of advances paid to suppliers.

Competition

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

Growth Strategies

In our fiscal year ended March 31, 2012, we continued the execution of our product channel expansion strategy that resulted in increased market penetration of our products and expanded revenue growth. Management plans to continue the emphasis on expanded and enhanced marketing and sales in our 2013 fiscal year and beyond. Part of this strategy involves increasing and improving our marketing and sales activities to enhance the market leadership of our key leading products and to increase the sales of other products by expanding our sales force, solidifying our distribution network and expanding our market segment coverage, and increasing our marketing and promotional activities.

Management also plans to pursue strategic acquisitions of new products with significant market potential as part of our growth strategy in 2013 and beyond. We plan to selectively pursue strategic acquisition opportunities to further consolidate our resources and expand our market coverage. We believe that such an initiative will provide efficient means to broaden our product lines, increase our market coverage and complement our research and development capabilities.

Management believes that our emphasis on further commercializing and broadening our product lines, enhanced sales and marketing efforts has the potential to yield significant increases in revenue in 2013 and beyond.

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

Under the SFDA guidelines for licensing of pharmaceutical products, all pharmaceutical manufacturers must obtain and maintain Good Manufacturing Practices (“GMP”) Certificate. In [year] the SFDA has implemented new GMP policy requiring new standards for all drug manufacturers, which will become fully effective between 2013 and 2015.

Because our manufacturing facility has obtained the National GMP Certificate, we are authorized to produce products in four modes: tablets, capsules, granules, and oral suspensions. In addition to that, in order to market our products as pharmaceuticals, we are required to obtain Drug Register License and Drug Production Certificate specific to each product from the provincial branch of China SFDA. The process of application for such licenses is rigorous, requiring considerable testing. On average, it costs us approximately 1 million RMB (approximately $150,000) to get the approval for each product by the SFDA. To date we have obtained Drug Register License and Drug Production Certificate for our products listed under “Our Products” above.

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

We purchased a patent related to a healthcare product named Lanhai Spirulina Calcium Tablet from Harbin Lanhai Biochemical Company Limited in September 2008. This patent will expire in August 2027. Subsequently, on June 17, 2011, we entered into a Termination Agreement with Lanhai pursuant to which the Lanhai Agreement was terminated. The parties agreed that, because the patent assignment recording process took too long, we returned the Lanhai Spirulina Calcium Tablet product and related intellectual property to Lanhai.

All of our employees are bound by our company policy of non-disclosure our proprietary information, although we have no written confidentiality agreements with individual employee.

Employees

We currently have approximately 120 employees, all of whom are employed on a full-time basis. 20 employees are in executive management and human resource and administration,  5 in accounting, 15 in technical and 80 in manufacturing.

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

We may not be able to obtain the regulatory approvals or clearances that are necessary to manufacture and commercialize our products.

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

In manufacturing our products we will be required to comply with applicable good manufacturing practices regulations, which include requirements relating to quality control and quality assurance, as well as the maintenance of records and documentation and utilization of qualified raw materials. If we cannot comply with regulatory requirements, including applicable good manufacturing practice requirements, we may not be allowed to manufacture, develop or market the product candidates. If we or our manufacturers fail to comply with applicable regulatory requirements at any stage during the regulatory process, we may be subject to sanctions, including fines, product recalls or seizures, mandatory disposal of unqualified raw materials, injunctions, refusal of regulatory agencies to review pending market approval applications or supplements to approve applications, total or partial suspension of production, civil penalties, withdrawals of previously approved marketing applications and criminal prosecution.

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

Our products that are approved to be manufactured as of March 31, 2012 include four medicines. The production of our pharmaceutical products is subject to the regulatory approval of the SFDA. The regulatory approval procedure for pharmaceuticals can be quite lengthy, costly, and uncertain. Depending upon the discretion of the SFDA, the approval process may be significantly delayed by additional clinical testing and require the expenditure of currently unavailable resources; in such an event, it may be necessary for us to abandon our application. Even where approval of the product is granted, it may contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use. If approval of our product is denied, abandoned, or severely limited in terms of the scope of products use, it may result in the inability to recoup considerable research and development expenditures already incurred.

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

We may be subject to the People’s Republic of China’s price control of drugs which may limit our profitability and even cause us to stop manufacturing certain products .

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

Mr. Mingli Yao, our Chairman and CEO, together with his wife and daughter owns 3,761,337, or 27.8% of our outstanding shares as of the date of this Form 10-K. As a result, these stockholders are able to influence and potentially control the outcome of stockholder votes on various matters, including the election of directors and other corporate transactions including business combinations. In addition, the occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

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

We have not developed independent corporate governance.

Although we have one director that is “independent” (as defined under Nasdaq Marketplace Rules), we have no audit, compensation, or nominating committees of our board of directors. Our independent director does not speak English and resides in China. We are inexperienced in formal U.S. corporate governance procedures. A lack of functioning independent controls over our corporate affairs may result in potential or actual conflicts of interest between our management and our stockholders. We presently have no policy to resolve such conflicts. The absence of such standards of corporate governance may leave our stockholders without protections against interested director or executive transactions, conflicts of interest and similar matters, which could negatively impact an investment in our company.

We incur significant costs as a result of being a public company.

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

Under Chinese law land is owned by the state or rural collective economic organizations. The state issues to tenants the rights to use property. Land use rights can be revoked and the tenants forced to vacate at any time when redevelopment of the land is in the public interest. The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent. Through our operating subsidiaries, we rely on these land use rights as the cornerstone of our operations for both our manufacturing facility and our corporate headquarters. The loss of such rights would have a material adverse effect on our company as we would be required to relocate our facilities and obtain new land use rights, and there is no assurance that we would be able to accomplish such a relocation with reasonable cost or at all. Even if we could relocate our facilities to an appropriate piece of land, we would be required to go through the inspection and approval procedure to obtain the Good Manufacture Practice (“GMP”) certificate, which may take up to three years. Such disruption may cause us to outsource manufacture and as a result have material adverse effect on our costs of goods sold and our result of operations.

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

On August 8, 2006, six PRC government agencies, namely, the Ministry of Commerce, the State Administration for Industry and Commerce, the China Securities Regulatory Commission (the “ CSRC ”), the State Administration of Foreign Exchange, the State Assets Supervision and Administration Commission, and the State Administration for Taxation, jointly issued the “Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors” (the “New M&A Rules”), which became effective on September 8, 2006. The New M&A Rules purport, among other things, to require offshore “special purpose vehicles,” that are (1) formed for the purpose of overseas listing of the equity interests of Chinese companies via acquisition and (2) are controlled directly or indirectly by Chinese companies and/or Chinese individuals, to obtain the approval of the CSRC prior to the listing and trading of their securities on overseas stock exchanges.

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

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation may distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely hampered and your investment in our stock could be rendered worthless.

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

None

Item 2. Description of Properties

The executive offices and manufacturing facilities of our wholly-owned operating subsidiary, Tianmu Pharmaceuticals, are located in the Limin Pharmaceutical Technology Park in the City of Harbin, which is the capital of Heilongjiang Province.

Under the PRC law, land is owned by the state or rural collective economic organizations. The state issues to tenants the rights to use land. Tianmu Pharmaceuticals has been granted by the government of China, a 50-year land use right certificate, which will expire in April 2046, to use 50,000 square meters of land for manufacturing purposes. Currently our offices and manufacturing facility occupy 15,000 square meters, and our warehouse occupies 1,800 square meters. There is a risk that the Chinese government could revoke our land use rights, which would have a very material adverse effect on our company and our results of operation.

On December 20, 2010, we entered into a contract with third party to acquire the right to use a parcel of land for twenty years (from December 20, 2010 to December 30, 2030) with a total contract price of RMB 20 million (approximately to $3 million). Through our Lynong subsidiary we started to use this parcel of land to plant the Chinese herbs in 2011. We paid the contract price in two installments. The first installment of RMB 12 million (equivalent to $1,817,541) was paid in December 2010 and the second installment payment of RMB 8 million (equivalent to $1,211,694) was paid to the third party upon closing of the transaction on February 21, 2011.

In addition, in March 2011, we entered into a supplemental contract with the same third-party to acquire the right to use a nearby fish pond for twenty years with total contract price of RMB 5.5 million (approximate to $0.85 million). RMB5,270,665 (approximately $825,000) was paid as of March 31, 2012. We use this fish pond to provide water supply to the traditional Chinese medicine field.

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

Item 4.   MINE SAFETY DISCLOSURE

Not applicable

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

	High	Low
2012 by Quarter
April 1, 2011 - June 30 , 2011	$0.70	$0.30
July 1, 2011 - September 30, 2011	$0.60	$0.30
October 1, 2011 - December 31, 2011	$0.05	$0.30
January 1, 2012 - March 31 , 2012	$0.90	$0.02

2011 by Quarter
April 1, 2010 - June 30 , 2010	$1.18	$0.05
July 1, 2010 - September 30, 2010	$0.55	$0.35
October 1, 2010 - December 31, 2010	$1.00	$0.40
January 1, 2011 - March 31 , 2011	$0.89	$0.39

On June 20, 2012, the closing price for shares of our common stock, as reported by the Over-the-Counter Bulletin Board, was $0.15.

Record Holders.

As of March 31, 2012, there were 468 registered holders of our common stock and 13,294,778 shares of common stock issued and outstanding.

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

Recent Sales of Unregistered Securities

On April 14, 2011, we issued 100,000 shares of common stock to Stephen Sax, an independent director of our company, as compensation for his services. On April 18, 2011, we issued 28,571 shares of common stock to a law firm as consideration for services. The issuance of shares to these holders was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table indicates shares of common stock authorized for issuance under our 2009 Incentive Plan as of March 31, 2012:

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

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Tongli Pharmaceuticals (USA) Inc. for the years ended March 31 2012 and 2011, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth above.

Company Overview

Tongli Pharmaceuticals (USA), Inc., a Delaware corporstion (the “Company”, “we,” “us” or “our”), owns all of the outstanding capital stock of American Tony Pharmaceutical, Inc., a Delaware corporation (“American Tony”).

American Tony is a holding company, incorporated in Delaware.  In February 2007, American Tony acquired, through its wholly owned subsidiary, Heilongjiang Tongli Technology Co., Ltd., a PRC company (“Tongli Technology”), all of the registered capital of Harbin Tianmu Pharmaceuticals Co., Ltd. (“Tianmu Pharmaceuticals”), a corporation organized under the laws of the PRC on November 26, 1999. In August 2011, we formed Harbin Lvnong Plant Ltd. (“Lvnong”) to grow herbs in China. Lvnong is a PRC company and is 100% owned by Tongli Technology.  Tianmu Pharmaceuticals and Lvnong are our principal operating subsidiaries. Tianmu Pharmaceutical is engaged in developing, manufacturing and marketing pharmaceutical and health care products that incorporate elements of Chinese Traditional Medicine with elements of western medicine.  Our research and development activities have been carried out at relatively low cost because they have been carried out by our in house research and development team and, in the past, in concert with a number of research institutes and universities, including the Jilin Research Institute of Chinese Traditional Medicine, the Sichuan Research Institute of Chinese Medicine, the Heilongjiang Institute of Chinese Traditional Medicine, the Chemistry Department of Tsinghua University, and the R&D Center of Harbin Medical University.

The Company’s main products include Panax and Radix Polygoni Capsule, cholesterol reduction pill, mouthwash, anti-inflammatory tablet and calcium supplement. These products are sold through distributors or directly to customers; no service is required of the Company after sales are made.  The Company’s primary customers are drug stores and hospitals located in China.

Development and Strategy

For the year ended March 31, 2012, we continued the execution of our product channel expansion strategy that resulted in increased market penetration of our products and expanded revenue growth.

Panax and Radix Polygoni Capsule

In October, 2010, we began to manufacture and sell our new product Panax and Radix Polygoni Capsule. This new product has helped us to generate about 44% and 27% of our total sales for the year ended March 31, 2012 and 2011, respectively. We believe that this new product have great market potential and will continue to generate sustainable income for our company in the foreseeable future.

Xinyu Breath Spray

On April 30, 2012, we entered into Xinyu Breath Spray Purchase Agreement (“Xinyu Purchase Agreement”) with Harbin Junde Healthcare Product Company (“Harbin Junde”). Pursuant to the Xinyu Purchase Agreement, we will acquire the right to manufacture the Xinyu Breath Spray at the total purchase price of RMB 8,500,000 (approximately $1.33 million). We will pay 50% of the purchase price at time of closing of the Xinyu Purchase Agreement and pay the rest of the purchase price after we manufacture three batches of Xinyu Breath Spray that meet the quality standards of product. We paid RMB 1,370,000 (approximately $214,508) on March 29, 2012 and RMB 3,630,000 (approximately $568,369) on May 30, 201, which includes the first installment payment of RMB 4,250,000 and RMB 750,000 for other payment orally agreed by the parties. On July 2, 2012, the Company entered into a supplementary agreement to record the oral agreement the parties reached in May with regard to our payment obligation in respect to inspection fees, improvement fees and raw material fees.

Xinyu Breath Spray was marketed primarily through adware. The major markets include supermarkets, hotels and internet. We have two medium-size packages with two flavors for the product, one for man and another for woman. We are targeting to high-end consumers.

We anticipate we will start production of Xinyu Breath Spray in July 2012.

 New Land Parcel

On December 20, 2010, we entered into a contract with third party to acquire the right to use a parcel of land for twenty years (from December 20, 2010 to December 30, 2030) with a total contract price of RMB 20 million (approximate to $3 million).  We started to use this parcel of land to plant the traditional Chinese medicine in 2011. We paid RMB 12 million (equivalent to $1,817,541) in December 2010 and RMB 8 million (equivalent to $1,211,694) in February 21, 2011.

In addition, in March 2011, we entered into a supplemental contract with the same third-party to acquire the right to use a nearby fish pond for twenty years with total contract price of RMB 5.5 million (approximate to $0.85 million). RMB5,270,665 (approximately $825,000) was paid as of March 31, 2012. We used this fish pond to provide water supply to the traditional Chinese medicine field.

Marketing and sales

Management plans to continue to emphasize on expanding and enhancing marketing and sales in the fiscal year 2013 and beyond.  Part of this strategy involves increasing and improving marketing and sales activities to enhance the market position of our key products and to increase the sales of other products by expanding our sales force, solidifying our distribution network and expanding market segment coverage, and increasing marketing and promotional activities. Management also plans to selectively pursue strategic acquisition opportunities to further consolidate our resources and expand our market coverage. We believe that such initiatives will provide effective means to broaden our product lines, expand our market coverage and complement our research and development capabilities. As of the date of this report, we are not engaged in any material discussions regarding any potential acquisition.

Management believes that our emphasis on further commercializing and broadening our product lines, enhanced sales and marketing efforts shall continue to yield increases in revenue in fiscal 2013 and beyond.

Discussion of Operating Results

Operating results for the years ended March 31, 2012 and 2011

Revenues, cost of sales and gross profit

Revenue in U.S. dollar (“USD”) increased 6%  for the year ended March 31, 2012 compared to revenue in the year ended March 31, 2011, but revenue in Chinese Renminbi (“RMB”) decreased 2% compared to revenue in RMB for the year ended March 31, 2011. The manufacturing process was interrupted by the breakdown of a boiler and related pipeline in January, 2012 and didn’t get fully resumed until July 2012.

Our reporting currency is USD, but our functional currency is RMB. The average translation rates applied to the income statements accounts fluctuated from USD$1: RMB 6.3122 for the year ended March 31, 2012 to USD$1: RMB 6.8289 for the year ended March 31, 2011, representing a 8% decrease. Our sales revenue increased by approximately $1.2 million as a result of the foreign currency translation rate fluctuation.

The Company had distribution contracts with various distributors during the years ended March 31, 2012 and 2011 to sell its products in China.  The Company manufactures its products and ships the products to distributors based on the sales order from distributors each month.  Revenue is recognized at the time of the shipment.  No return is allowed, unless there is a quality problem.  During the years ended March 31, 2012 and 2011, there were no returns from distributors or customers.  Distributors normally make payments upon receiving the products; however, in some cases, the Company may extend credit to certain creditable distributors for certain period until the next shipment.

Cost of sales was approximately $9.7 million for the year ended March 31, 2012 compared to $7.7 million for the year ended March 31, 2011. Approximately $0.9 million increase in cost of sales was related to expenses increased due to disposals of materials and approximately $1.0 million increase was related to RMB appreciation against USD. Cost of sales as a percentage of revenue increased to 62.6% from 52.8% as compared to the prior comparative period.

Gross profit was approximately $5.8 million for the year ended March 31, 2012 compared to $6.9 million for the year ended March 31, 2011, a decrease of $1,1 million or 16.4% primarily due to decreased sales of our products and increased expenses due to disposals of materials. The gross profit as a percent of revenues for the year ended March 31, 2012 decreased to 37.4% compared to 47.2% in the prior comparative period. The decrease was mainly related to the decrease in sales and the increase in cost of sales for the year ended March 31, 2012 described above.

Operating expenses

Total operating expenses increased by approximately $1.45 million from $1.04 million for the year ended March 31 2011 to $2.49 million for the year ended March 31, 2012, representing a 139% increase. The increase in our total operating expense for the year ended March 31, 2012 as compared to the prior comparative period was primarily related to increase in stock based compensation expenses, our marketing and advertisement expenses, additional amortization expenses of land use right and repairing for broken boiler in February 2012. The increase in stock-based compensation expenses accounted for about 50% of the increase in our total operating expense. During the year ended March 31, 2012, the Company issued 1,605,571 shares of Company Common Stock to several officers, directors, an independent director, employees and consultants for their services and recorded $771,533 of stock-based compensation expenses in general and administration expenses. During the year ended March 31, 2011, we reported an impairment loss of $159,732 associated with the written-off Yan Li Xiao when the agreement with third party was terminated.

Interest expense, net

Interest expense, net was $24,133 for the year ended March 31 2012 compared to interest expense of $58,225 for the year ended March 31, 2011. Interest expense for the period included approximately $27,000 interest accrued on the loans from related parties and shareholders, net of interest income of approximately $2,000. Decrease in interest expense was mainly attributed to the decrease of net amount of outstanding of related party advances.

Income taxes

All of our net income for the year ended March 31, 2012 and 2011 were from Tianmu Pharmaceuticals, which conducts substantial part of our operation in the PRC. Our Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Income tax expense of $1.12 million for the year ended March 31, 2012, a decrease of $0.44 million or 28% from $1.56 million for the year ended March 31 2011, was due to the decrease in income before income taxes.

Net income

As a result of the above factors, net income was $2.15 million for the year ended March 31, 2012, a decrease of $2.11 million, or 49.5%, as compared to the net income of $4.26 million for the year ended March 31, 2011.

Other comprehensive income

We operate primarily in the PRC and the functional currency of our operating subsidiary is RMB. RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is intended to imply that the RMB amounts could have been, or could be, converted, realized or settled into USD at the rate on March 31 2012 or at any other rate.

The value of RMB against USD may fluctuate and is affected by changes in political and economic conditions. Our revenues, costs and financial assets are mostly dominated in RMB while our reporting currency is the U.S. dollar. Accordingly, this may result in gains or losses from currency translation on our financial statements.

Translation adjustments resulting from this process amounted to a gain of $371,822 and $562,020 as of March 31, 2012 and 2011, respectively.  The balance sheet amounts with the exception of equity at March 31, 2012 were translated at 6.3867 RMB to 1.00 USD as compared to 6.5468 RMB to 1.00 USD at March 31, 2011. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the years ended March 31, 2012 and 2011 were 6.3122 RMB and 6.7077 RMB, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. We have financed our operation and capital expenditures through cash from operations as well as loans from shareholders and an entity owned by our Chairman. As of the date of this report, we do not have any outstanding bank loans..

As of March 31, 2012 and 2011, due to (from) related parties consists the following:

	March 31, 2012	March 31, 2011
Due to Harbin Tianmu Real Estate Development Co. Ltd	$(599,151)	$344,899
Due to Yao, Mingli, Chairman of the Company	570,324	541,304
Due to US Hua Sky International Investment LLC	27,727	27,727
Due to Tianmu Investment Co. Ltd	(7,829)	-
Due to Yao, Yuan, a shareholder of the Company	(78,609)	158,141
Total	$(87,538)	$1,072,071

As of March 31, 2012, the balance of due from Harbin Tianmu Real Estate Development Co. Ltd. was 599,151. Harbin Tianmu Real Estate Development Co., Ltd. is an entity owned by our Chairman, Mr. Mingli Yao. Due to US Hua Sky International Investment LLC was $27,727. US Hua Sky International Investment LLC is an entity owned by our Chairman, Mr. Mingli Yao. Due from Tianmu Investment Co. Ltd was $7,829. Tianmu Investment Co., Ltd. is an entity partially owned by our Chairman, Mr. Mingli Yao.

Mr. Mingli Yao has personally guaranteed the loan receivable from Harbin Tianmu Real Estate Development Co. Ltd and Tianmu Investment Co. Ltd. If the loan could not been repaid during the year ended March 31, 2013, Mr. Yao has agreed to offset the balance due to him referenced above.

We plan to fund operations and capital expenditures with cash from operations, as well as loans from major shareholders and management members and their affiliates.  We might also pursue sources additional financing in the form of debt, equity or convertible security offerings. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all.

Total current assets increased to approximately $9.1 million as of March 31, 2012 as compared to $3.98 million at March 31, 2011.  The primary changes in our current assets during this period were from changes in accounts receivable, advance to suppliers and a reclassification of part of contract deposit to current. The increase of accounts receivable from approximately $2.0 million at March 31, 2011 to approximately $4.2 million at March 31, 2012 was due to increased credit sales. The increase in advance to suppliers from $0 at March 31, 2011 to approximately $1.0 million at March 31, 2012 was due to advances paid to suppliers to lock-in our raw material requirements when needed. The increase in contract deposits from approximately $1.1 million at March 31, 2011 to $3.2 million was due to payments to Harbin Junde for our Xinyu Breath Spray product.

Our current liabilities as of March 31, 2012 was approximately $1.31 million compared to $1.79 million as of March 31, 2011.The decrease in our current liabilities during this period were mainly from the decrease in accounts payable.

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

Discussion of Cash Flow

Comparison of cash flows results for the year ended March 31, 2012 and 2011 is summarized as follows:

	2012	2011
Net cash provided by (used in) operating activities	$(285,025)	$5,781,232
Net cash provided by (used in) investing activities	895,805	(5,441,527)
Net cash providedy by (used in) financing activities	(1,205,604)	210,479
Effect of exchange rate changes on cash	25,661	12,421
Net increase (decrease) in cash	(569,163)	562,605
Cash, beginning of year	592,671	30,066
Cash, end of year	$23,508	$592,671

Operating activities

Cash flows used in operating activities for the year ended March 31, 2012 amounted to $285,025, which consists of our net income of $2,151,772 adds back noncash adjustments of $1,049,166 (including depreciation and amortization of $568,319, accrued interest expense on related party loan of $26,862, stock issued for services of $805,500 and deferred tax asset of $351,515) and offset by net changes in operating assets and liabilities, primarily including increase of accounts receivable of $2,077,397 which represented the temporarily uncollected amount from our increased credit sales during the year.

Cash flows provided by operating activities for the year ended  March  31, 2011 amounted to $5,781,232, which consist of our net income of $4,260,069, adds back noncash adjustments of $681,088 (including depreciation of property and equipment of $336,249, amortization of land use right of $49,431, amortization of intangible assets of $6,389, accrued interest expense on related party loan of $58,225, stock issued for services of $117,500, impairment of intangible asset of $159,732 and deferred tax asset of $46,438 and offset by net changes in operating assets and liabilities, primarily including increase of accounts receivable of $1,653,704 which represented the temporarily uncollected amount from our increased credit sales during the year, a decrease of advance to vendors of $1,491,546 because we collected back the same amount from these vendors when the contracts expired.

Investing activities

Net cash provided by investing activities for the year ended March 31 2012 amounted to $895,805 which consists of $1,113,716 of contract deposit refunded from the termination agreement with Lanhai and $217,040 of payment made to Harbin Junde for Xinyu Breath Spray as deposit. ..

Net cash used in investing activities for the year ended March 31, 2011 amounted to $5,441,527. $3,801,615 was paid to acquire a land use right and a use right of fish pond for twenty years. In addition, we paid RMB 11 million (equivalent to $1.6 million) to Tonghua under our Tonghua Agreement. On June 6, 2012, the Tonghua Agreement was terminated.

Financing activities

Cash flows used in financing activities amounted to $1,205,604 for the year ended March 31, 2012, which consists of $1,213,404 of payments to related party loans and advances to related parties.

Cash flows provided by financing activities amounted to $210,479 for the year ended March 31, 2011, which consists of proceeds from related party loans to support our working capital needs.

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

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Notes thereto and the report of Paritz & Company, P.A., our independent registered public accounting firm, are set forth on pages F-1 through 16 of this Report.

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10- K (the “Evaluation Date”). The evaluation of our disclosure controls and procedures included a review of our processes and the effect on the information generated for use in this Annul Report on Form 10-K. In the course of this evaluation, we sought to identify any material weaknesses in our disclosure controls and procedures and to confirm that any necessary corrective action, including process improvements, was taken. The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our SEC reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2012 based on the significant deficiencies described below.

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

Management has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2012 based on the control criteria established in a report entitled Internal Control—Integrated Framework , issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, our management has concluded that our internal control over financial reporting was not effective due to the following significant deficiencies (as defined in Public Company Accounting Oversight Board Standard No. 2) in the Company’s internal controls over financial reporting. This is due to the fact that the Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in the application of US generally accepted accounting principles (“GAAP”), especially related to complicated accounting issues. This could cause the Company to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to US GAAP and necessary journal entries. The Company has relatively small number of professionals employed by the Company in bookkeeping and accounting functions, which prevents the Company from appropriately segregating duties within its internal control systems. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

Remediation of Significant Deficiencies

We attempted to carry out certain remedial measures in the fiscal year ended March 31, 2012 to address the identified weaknesses. However, we have not accomplished all the remedial measures listed in Item 9 in the Annual Report for fiscal year ended March 31, 2012 and we believe we should continue to implement the specific remediation initiatives described below:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Our management has initiated the steps outlined above under “Remediation of Significant Deficiencies.”

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the Exchange Act.

The following table sets forth the names and ages of our directors and executive as of the date of this report.

Name	Age	Title
Mingli Yao	62	Chief Executive Officer, Chairman
Ailing Zhao	55	Corporate Secretary, Director
Yuan Yao	32	Director
Li Li	45	Chief Financial Officer
Zhijian Hao	62	Independent Director

The term of office of each director other than Mr. Shao and Mr. Sax expires at our annual meeting of stockholders or until their successors are duly elected and qualified. Our officers serve at the discretion of our Board of Directors.

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

Director Independence

Our board has determined that Mr. Zhijian Hao is an independent director within the meaning of applicable NASDAQ Stock Market and SEC rules.

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

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year ended on March 31, 2012, our officers, directors and ten percent stockholders are in compliance with Section 16(a).

Stockholder Communications with the Board of Directors

Stockholders may communicate with our directors by writing to us as follows: 136-17 Maple Ave., Apt. 11F, Flushing, New York, NY Attn: Corporate Secretary. Stockholders who would like their submission directed to a particular member of the board may so specify and the communication will be forwarded as appropriate.

Item 11. Executive Compensation.

The following table sets forth all compensation received during the last two fiscal years by our Chief Executive Officer, Chief Financial Officer and each of the other most highly compensated executive officers whose total compensation exceeds $ 100,000 in such fiscal years. These officers are referred to as the Named Executive Officers in this Report.

All the executive officers were paid in RMB and the amounts reported in this table have been converted from Renminbi to U.S. dollars based on the March 31, 2012 conversion rate of RMB6.3122 to $1.00

SUMMARY COMPENSATION TABLE
Name and principal position	Fiscal year ($)	Salary ($)	Bonues ($)	Stock award ($)	Non-equity Incentive plan compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mingli Yao	2012	$24,000	-	100,000	-	-	-	$124,000
Chief Executive officer	2011	$9,162	-	-	-	-	-	$9,162
Ailing Zhao	2012	$12,000	-	50,000	-	-	-	$62,000
Corporate Secretary	2011	-	-	-	-	-	-	-
Li Li	2012	$9,505	-	-	-	-	-	$9,505
Chief Financial officer	2011	$9,162	-	-	-	-	-	$9,162

We do not have any written employment agreements with our executive officers, aside from those entered into between our subsidiaries in China and all employees in China.

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mingli Yao	$24,000	100,000	-	-	-	-	124,000
AilingZhao	$12,000	50,000	-	-	-	-	62,000
Yuan Yao	$5,703	75,000	-	-	-	-	80,703
Hui Shao (2)	$8,000	40,000	-	-	-	-	48,000
Zhijian Hao	$4,753	25,000	-	-	-	-	29,753
Stephen Sax(3)	$30,000	65,000	-	-	-	-	95,000

(1) All the directors other than Mr. Hui Shao and Mr. Stephen Sax were paid in RMB and the amounts reported in this table have been converted from Renminbi to U.S. dollars based on the March 31, 2012 conversion rate of RMB6.3122 to $1.00.

(2) On December 12, 2011, Mr. Hui Shao resigned from the Board. The compensation reported in this table reflects all compensation Mr. Shao received during the period of his service on the Board.

(3) On April 9, 2012, Mr. Stephen J. Sax, resigned from the Board. The compensation reported in this table reflects all compensation Mr. Sax received during the period of his service on the Board.

Mr. Mingli Yao, Ms. Ailing Zhao and Mr. Yuan Yao are paid in their capacity as executive officers of our company and they do not receive any additional compensation for their service as directors.

We have historically entered into written agreements with our non-employee directors.

Mr. Hui Shao was appointed as a director in August 2008 and was entitled to receive an annual base salary of $12,000 and an annual award of 40,000 shares of our restricted stock pursuant to certain director agreement. As of the date of this Annual Report, an aggregate of 120,000 shares for his services during the periods from August 2009 to August 2010 and from August 2010 to August 2011 have been issued as of the date of this Report.

Pursuant to a Director Agreement we entered into with Mr. Hao, we will provide for an annual base salary of RMB30,000 (approximately $4,753 based upon the March 31, 2012 annual average exchange rate of $1.00 = RMB6.3122) and an annual award of 50,000 shares of our restricted stock starting from January 1, 2011. The Director Agreement has a term of three years, subject to election by our stockholders. As of the date of this Annual Report, the 50,000 shares have been issued.

In April 2011, we entered into a Director Agreement with Mr. Steven Sax where we shall provide for an annual cash compensation of $30,000 and grant Mr. Sax 100,000 shares of the Company’s restricted stock on the date of appointment. As of the date of this Annual Report, the 100,000 shares have been issued.

All directors entitled to reimbursement for reasonable and substantiated expenses incurred by them in furtherance of their performance of duties to our company.

Outstanding Equity Awards Narrative Disclosure

The following sets forth certain information about the securities authorized for issuance under our 2009 Incentive Plan as of March 31, 2012.

As of March 31, 2012, 1,605,571 shares have been issued to employees and consultants of the Company..

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management [please update the table below and footnotes]

The table sets forth below certain information regarding the beneficial ownership of our common stock as of July 6, 2012, based on 13,548,122 aggregate shares of common stock outstanding as of such date, by: (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock with the address of each such person, (ii) each of our present directors and officers, and (iii) all officers and directors as a group.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Mingli Yao Chief Executive Officer and Chairman	3,421,667	(1)	25.2%
Yuan Yao Director	3,371,667	(2)	24.8%
Ailing Zhao Secretary and Director	3,321,667	(3)	24.5%
Li Li Director	0		0%
Zhijian Hao Director	0		0%

All officers and directors as a group (7 persons)	3,761,667		27.8%

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

Item 13. Certain Relationships and Related Party Transactions

As of March 31, 2012 and March 31, 2011, we had a balance of $87,538 and $1,072,071 respectively due to(from) related parties. This includes amounts payable to (receivable from) shareholders, members of our management and their affiliates.

	March 31, 2012	March 31, 2011
Due to Harbin Tianmu Real Estate Development Co. Ltd	$(599,151)	$344,899
Due to Yao, Mingli, Chairman of the Company	570,324	541,304
Due to US Hua Sky International Investment LLC	27,727	27,727
Due to Tianmu Investment Co. Ltd	(7,829)	-
Due to Yao, Yuan, a shareholder of the Company	(78,609)	158,141
Total	$(87,538)	$1,072,071

As of March 31, 2012, the balance of due from harbin Tianmu Real Estate Development Co. Ltd was 599,151. Harbin Tianmu Real Estate Development Co., Ltd. is an entity owned by our Chairman, Mr. Mingli Yao. Due to US Hua Sky International Investment LLC was $27,727. US Hua Sky International Investment LLC is an entity owned by our Chairman, Mr. Mingli Yao. Due from Tianmu Investment Co. Ltd was $7,829. Tianmu Investment Co., Ltd. is an entity partially owned by our Chairman, Mr. Mingli Yao.

Mr. Mingli Yao has personally guaranteed the loan receivable from Harbin Tianmu Real Estate Development Co. Ltd and Tianmu Investment Co. Ltd. If the loan has not been repaid in the year ended March 31, 2013, Mr Yao has agreed to offset the balance due to him referenced above.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our independent registered public accounting firms Paritz & Company, P.A. during the fiscal years ended March 31, 2012 and 2011 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	March 31, 2012	March 31, 2011
Audit Fees	$50,000	$50,000
Audit Related Fees	$-	$0
Tax Fees	$1,350	$1,250
All Other Fees	$-	$0
TOTAL	$51,350	$51,250

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)(2) Financial Statements and Financial Statement Schedule.

The financial statements listed in the Index to Financial Statements beginning on the next page are filed as part of this annual report.

(a)(3) Exhibits.

The exhibits required by this item are set forth on the Exhibit Index immediately following the signature page of this annual report.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	March 31,2011

ASSETS

Current assets:
Cash	$23,508	$592,671
Accounts receivable	4,166,178	2,060,773
Inventories	13,613	194,052
Advance to suppliers	1,016,294	-
Deferred tax assets	399,081	47,566
Contract deposit-current portion	3,189,441	1,073,512
Prepaid expenses and other current assets	241,738	10,072
Due from related parties	87,538	-
Total current assets	9,137,391	3,978,646

Long-term assets:
Property and equipment, net	6,193,526	6,383,717
Land use right, net	4,041,032	4,144,912
Contract deposits-long term	469,726	3,359,497
Total long-term assets	10,704,284	13,888,126

Total assets	$19,841,675	$17,866,772

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilties:
Accounts payable	$429,117	$756,355
Taxes payables	879,386	834,934
Accrued expenses	192,340	199,474
Total current liabilities	1,500,843	1,790,763

Long-term liabilities:
Due to related parties - long term	-	1,072,071

Stockholders' Equity
Preferred stock, $0.001 par value,authorized 1,000,000 shares; none issued and outstanding	-	-
Common stock, $0.001 par value,authorized 200,000,000 shares issued and outstanding 13,294,778 and 11,663,207 shares, as of March 31, 2012 and 2011, respectively	13,295	11,663
Additional paid-in-capital	8,842,699	8,031,031
Retained earnings	7,408,863	5,257,091
Accumulated other comprehensive income	2,075,975	1,704,153

Total Stockholders' equity	18,340,832	15,003,938

Total liablities and Stockholders' equity	$19,841,675	$17,866,772

The accompanying notes are an intergral part to the consolidated financial statements

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME AND OTHER COMPREHENSIVE INCOME

	For the Years Ended March 31,
	2012	2011

Revenue	$15,487,083	$14,655,239

Cost of sales	9,699,648	7,733,684

Gross Profit	5,787,435	6,921,555

Operating expenses:
General and administrative	1,724,711	613,611
Impairment	-	159,732
Depreciation and amortization	362,553	208,985
Selling expenses	402,666	58,998
Total operating expenses	2,489,930	1,041,326

Operating income	3,297,505	5,880,229

Other expenses:
Interest expense, net	24,133	58,225
Total other expenses	24,133	58,225

Income before income taxes	3,273,372	5,822,004

Income Taxes	1,121,600	1,561,935

Net Income	2,151,772	4,260,069

Other Comprehensive income
Foreign Currency Translation adjustment	371,822	562,020

Comprehensive income	$2,523,594	$4,822,089

Basic and diluted income per share	$0.17	$0.37

Basic and diluted weighted average shares outstanding	12,565,139	11,541,526

The accompanying notes are an integral part to the consolidated financial statements

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$2,151,772	$4,260,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	568,319	392,069
Accrued interest- related party	26,862	58,225
Stock issued for services	805,500	117,500
Deferred Tax	(351,515)	(46,438)
Impairment of intangible asset	-	159,732
Changes in operating assets and liabilities:	-
Accounts receivable	(2,077,397)	(1,653,704)
Inventory	187,546	(78,134)
Advance to suppliers	(1,028,288)	1,491,546
Prepaid expenses and other current assets	(234,101)	(6,102)
Accounts payable	(350,493)	635,009
Accrued expenses and tax payables	16,770	451,460
Net cash provided by (used in) operating activities	(285,025)	5,781,232

Cash flows from investing activities
Acquisition of land use right	-	(3,801,615)
Acquistion of property and equipment	(871)	-
Refund(Payment) of contract deposit	896,676	(1,639,912)
Net cash provided by (used in) investing activities	895,805	(5,441,527)

Cash flows from financing activities
Proceeds from sale of common stock	7,800	-
Proceeds from related party loans	-	210,479
Repayment of related party loans	(1,213,404)	-
Net cash provided by (used in) financing activities	(1,205,604)	210,479

Effect of exchange rate changes on cash	25,661	12,421

Net increase (decrease) in cash	(569,163)	562,605

Cash, beginning of the year	592,671	30,066

Cash , end of the year	$23,508	$592,671

Supplemental cash flow information
During the period, cash was paid for the following:
Income taxes	$2,050,471	$1,348,552

The accompanying notes are an integral part to the cosolidated financial statements

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

							Accumulated
							Other
	Preferred Stock		Common Stock		Additional	Retained	Comrehensive
	Shares	Amount	Shares	Amount	Paid in capital	Earnings	Income	Total

Balance - March 31, 2010	-	$-	11,395,025	$11,395	$7,913,799	$997,022	$1,142,133	$10,064,349

Stock issued to employees under 2009 stock incentive plan			250,000	250	97,250			97,500
Common stock isssued for service rendered			18,182	18	19,982			20,000
Net Income						4,260,069		4,260,069
Foreign currency translation adjustment							562,020	562,020
Balance - March 31, 2011	-	-	11,663,207	11,663	8,031,031	5,257,091	1,704,153	15,003,938

Common stock issued for service			1,605,571	1,606	803,894			805,500
Proceeds from the sale of common stock			26,000	26	7,774			7,800
Net Income						2,151,772		2,151,772
Foreign currency translation adjustment							371,822	371,822
Balance - March 31, 2012	-	$-	13,294,778	$13,295	$8,842,699	$7,408,863	$2,075,975	$18,340,832

The accompanying notes are an integral part to the consolidated financial statements

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	ORGANIZATION

Tongli Pharmaceuticals (USA), Inc. (the “Company”), through its indirect wholly-owned subsidiaries, Harbin Tianmu Pharmaceuticals Co., Ltd. (“Tianmu Pharmaceuticals”) and Harbin Lvnong Plant Ltd. (“Lvnong”), develops, produces and sells a  wide variety of pharmaceuticals and healthcare products in the People’s Republic of China (“PRC” or “ China”) that are based on traditional Chinese medicine (“TCM”).  The Company’s products include a cholesterol reduction pill, mouthwash, an anti-inflammatory tablet and a calcium supplement. These products are sold through distributors and directly to customers; no service is provided after sales are made. The Company’s primary customers are drug stores and hospitals located in China.

In August 2011, the Company formed Lvnong to grow Chinese herbs in China. The primary purpose of this business is to provide Chinese herbs to Tianmu Pharmaceuticals. Lvnong is 100% owned by the Company’s indirect wholly owned subsidiary, Heilongjiang Tongli Technology Co., Ltd .

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of: (i) the Company (ii) the Company’s wholly owned subsidiary American Tony Pharmaceuticals, Inc., a Delaware corporation (“American Tony”), (iii) American Tony’s wholly owned subsidiary, Heilongjiang Tongli Technology Co., Ltd., a PRC company (“Tongli Tech”) and (iv) Tongli Tech’s wholly owned PRC subsidiaries, Tianmu Pharmaceuticals and Lvnong.  All significant inter-company accounts and transactions have been eliminated upon consolidation.

Basis of presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The functional currency of Tongli Technology, Tianmu Pharmaceuticals and Lvnong is the Chinese Renminbi (“RMB”). The accompanying financial statements include the financial statements of foreign subsidiaries that have been translated and presented in United States dollars (“USD”).

Uses of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period.  The significant areas requiring the use of management estimates include, but not limited to, the allowance for doubtful accounts receivable, estimated useful life and residual value of property, plant and equipment, recognition and measurement of deferred income taxes and valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates

Foreign currency translation

Since the Company operates primarily in the PRC, the Company’s functional currency is RMB.  For financial reporting purposes, RMB has been translated into USD as the reporting currency. Equity accounts are translated at historical rates. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Equity accounts are translated at historical rates. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income". Gains and losses resulting from foreign currency translations are included in accumulated other comprehensive income.

Revenue Recognition

Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers. The Company sells primarily to distributors who subsequently sell the merchandise. The agreements with distributors do not provide for the right of return.  Return from distributors has historically been immaterial and accordingly no allowance for returns is deemed necessary as of March 31, 2012 and 2011.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shipping and Handling Costs

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues and shipping expenses incurred by the Company are reported as a component of selling expenses. The shipping and handling expenses of $0 and $0 for the year ended March 31, 2012 and 2011, respectively.

Advertising and Promotional Expense

Advertising and promotional costs are expensed as incurred and are included in selling expenses. The Company incurred $258,280 and $1,695 in advertising and promotional costs for the years ended March 31, 2012 and 2011, respectively.

Cash

Cash includes cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

The Company maintains cash with financial institutions in the PRC, which are not insured or otherwise protected.  Should any of these institutions holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution.

Accounts Receivable

Accounts receivables consist of receivables resulting from sales of products, and are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The Company maintains a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in existing accounts receivable. The Company extends credit to our customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of customers and maintains an allowance for potential bad debts if required.

The Company determines whether an allowance for doubtful accounts is required by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations. In these cases, the Company uses assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. The Comapny may also record a general allowance as necessary. Direct write-offs are taken in the period when the Company has exhausted efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that the Comapny should abandon such efforts. Management believes that an allowance for doubtful accounts is not required for any of the years presented.

Inventory

Inventory is stated at the lower of cost, determined using the weighted average cost method, or net realizable value.  Costs include materials, labor and manufacturing overhead.  Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management periodically compares the cost of inventory with the market value and an allowance is made to write down the inventory to its net realizable value, if lower than cost. No allowance for inventory markdown is required for the years ended March 31, 2012 and 2011.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Costs associated with purchasing, planting and growing of Chinese herbs by Lvnong aggregating $121,359 during the year ended March 31, 2012 were charged to product development expense as the Company has no experience in the area of growing these products and cannot reasonably estimate the future revenue stream resulting from this activity.

Advances to Suppliers

Advance to suppliers represents the payments made in advance for goods and services to be received. The Company’s management has developed purchasing relationships with a considerable number of suppliers to ensure multiple sources for most of the raw materials required. In the opinion of management, the Company’s business would not be significantly damaged by the loss of any one supplier.

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

Property, equipment and land use right

Property, equipment and land use rights are recorded at cost.  The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and locations for its intended use. Depreciation is provided in amounts sufficient to amortize the cost of the related assets over their useful lives using the straight line method for financial reporting purposes.

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

The Company accounts for the impairment of long-lived assets in accordance with the guidance of FASB ASC 360-10-20. Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. Based on its review, the Company believes that, as of March 31, 2012, there were no impairment of its long-lived assets.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of Intangible assets

During the normal course of business the Company acquires patents, formulation, and other intangible assets from third parties. The Company accounts for these acquisitions according to ACS 350-30 Acquisition of intangibles other than goodwill. According to ACS 350-30, intangibles acquired are initially recognized and measured based on their fair values.  The contracts to acquire these intangibles frequently call for advance payments to be made. These advances are recorded as deposits until the final allocation of the purchase price is made according to ACS 350-30, which is consistent with the accounting guidance in accordance with ASC 820 Fair Value Measurement.

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

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has filed tax returns in China and in the U.S. that are subject to audit by tax authorities beginning with the year ended December 31, 2009.The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense.

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

New Accounting Pronouncements

In June 2011, the FASB issued guidance which eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders' equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB amended ASC 820, “Fair Value Measurements.” This amendment is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The updated guidance is effective on a prospective basis for financial statements issued for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 simplifies the goodwill impairment assessment by permitting a company to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company would be required to conduct the current two-step goodwill impairment test. Otherwise, it would not need to apply the two-step test. The adoption of ASU 2011-08 did not have any impact on the Company’s financial position, results of operations or cash flows.

3	INVENTORY

As of March 31, 2012 and 2011, inventory consists the following:

	March 31, 2012	March 31, 2011
Raw materials	$13,553	$61,478
Finished goods	60	132,574
Total	$13,613	$194,052

4	CONTRACT DEPOSIT

Contract deposit represents payments under material contracts by which the Company intends to purchase drug formula to be used in the manufacturing and increasing its product lines.

As of March 31, 2012 and 2011, contract deposit consists the following:

	March 31, 2012	March 31, 2011
Contract deposit-Lanhai (1)	$-	$1,073,512
Contract deposit-Tonghua (2)	3,444,658	3,359,497
Contract deposit-Xinyu (3)	214,509	-
	3,659,167	4,433,009
Less: current portion	(3,189,441)	(1,073,512)
Total	$469,726	$3,359,497

(1)	In September 2008, the Company entered into a Patent Assignment Agreement (the “Lanhai Agreement”) with Harbin Lanhai Biochemical Company Limited (“Lanhai”) under which the Company agreed to acquire a patent related to a product called LanhaiSpirulina Calcium Tablet. Pursuant to the Lanhai Agreement, Lanhai agreed to provide the Company with the product formula as well as the technical support and assistance necessary for the Company to obtain approval for the product by the China State Food & Drug Administration (“SFDA”). Under the Lanhai Agreement, the Company made a payment of RMB7,030,000 (approximately $1.03 million) in October 2008, representing the entire purchase price for the subject patent. The Company is not obligated to make any subsequent payment. The patent application was accepted by the State Intellectual Property Office of China (“SIPO”) on March 14, 2008 and, if granted, the patent will expire on March 13, 2028 pursuant to PRC patent laws.

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

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On June 17, 2011, the Company entered into a Termination Agreement with Lanhai pursuant to which the Lanhai Agreement was terminated. The parties agreed that, because the patent assignment recording process took too long, the Company will return the LanhaiSpirulina Calcium Tablet product and related intellectual property to Lanhai.  Pursuant to the Termination Agreement, Lanhai agreed to refund the total purchase price of RMB7,030,000 in three installments.The recording of the patent assignment was terminated in June 2011 as well. On June 27, 2011, Lanhai refunded the first installment of RMB2,000,000.   The second portion of refund of RMB 2,000,000 was received on July 18, 2011. The third portion of refund of RMB 3,030,000 was received on August 2, 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Tonghua Agreement also provides that the Company and Tonghua will compensate one another for all losses incurred by the other party if the purchase is not concluded due to reasons attributable to the offending party.

On June 6, 2012, the Company entered into a Termination Agreement with Tonghua pursuant to which the Tonghua Agreement was terminated. Pursuant to the Termination Agreement, Tonghua will refund prepayment of RMB 22,000,000 (approximate to $3.5 million) in four installments. The first installment of RMB5, 000,000 (approximately $794,000) will be refunded prior to August 30, 2012, the second installment of RM6, 000,000 (approximately $950,000) will be refunded prior to November 30, 2012, the third installment of RMB8,000,000 (approximately $1.3 million) will be refunded prior to February 28, 2013 and the last installment of RMB3,000,000 (approximately $476,000) will be refunded prior to May 30, 2013.

(3)	On April 30, 2012, the Company entered into Xinyu Breath Spray purchase agreement with Harbin Junde Healthcare product Company. Pursuant to the agreement, the total purchase price is RMB8,500,000(approximately $1.33 million). The Company will pay 50% of the purchase price after commencement of the Xinyu Breath Spray purchase agreement and pay the rest of the purchase price after the Company manufactured three batches of Xinyu Breath Spray that meet the quality standards of the product. The Company paid RMB1,370,000 (approximately $214,509) on March 29, 2012 and RMB3,630,000 (approximately $568,369) on May 30, 2012 as deposits.

5.	PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	As of March 31, 2012	As of March 31, 2011
Building	$7,602,491	$7,414,535
Machinery and equipment	1,093,276	1,066,246
Office equipment	17,431	16,377
Vehicle	106,254	103,627
	$8,819,452	$8,600,785
Less: accumulated depreciation	(2,625,926)	(2,217,068)
Property and equipment, net	$6,193,526	$6,383,717

Depreciation expense was $356,901 and $336,249 for the years ended March 31, 2012 and 2011.

6.	LAND USE RIGHTS

The executive offices and manufacturing facilities of the Company’s subsidiary Tianmu Pharmaceuticals are located in the Limin Pharmaceutical Technology Park in the City of Harbin, which is the capital of Heilongjiang Province in The People’s Republic of China.  In 2001, Tianmu Pharmaceuticals from the local government obtained a land use right of 50,000 square meters for 50 years for manufacturing purposes for RMB 2,700,000(approximately $400,000). The Company amortizes this land use right on a straight-line basis over 50 years.

On December 20, 2010, the Company entered into a contract with a non-affiliated individual to acquire rights to use a parcel of land and fixtures thereon for twenty years (from December 20, 2010 to December 30, 2030) for RMB20 million (approximately $3 million). Total payment of contract price was recorded as long-term assets and is amortized over the twenty years use right period.

In March 2011, the Company acquired the lease of fish pond for twenty years with total contract price of RMB 5.5 million (approximate to $0.85 million). The Company will use this fish pond to provide water supply to the planted traditional Chinese medicine. Total amount of this contract was amortized on a straight-line basis over twenty years.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Land use rights consist of the following:

	March 31, 2012	March 31, 2011
Land use rights	$4,415,426	$4,306,264
Less: Accumulated amortization	(374,394)	(161,352)
	$4,041,032	$4,144,912

The amortization expense for the years ended March 31, 2012 and 2011 was $211,418 and $49,431 respectively.

7.	DUE TO/(FROM) RELATED PARTIES

Due to (from) related parties consist of the following:

	March 31, 2012	March 31, 2011
Due to Harbin Tianmu Real Estate Development Co. Ltd (a)	$(599,151)	$344,899
Due to Yao, Mingli, Chairman of the Company	570,324	541,304
Due to US Hua Sky International Investment LLC (b)	27,727	27,727
Due to Tianmu Investment Co. Ltd (c)	(7,829)	-
Due to Yao, Yuan, a shareholder of the Company	(78,609)	158,141
Total	$(87,538)	$1,072,071

(a) Harbin Tianmu Real Estate Development Co., Ltd. is an entity owned by our Chairman, Mr. Mingli Yao.

(b) US Hua Sky International Investment LLC is an entity owned by our Chairman, Mr. Mingli Yao

(c)Tianmu Investment Co., Ltd. is an entity partially owned by our Chairman, Mr. Mingli Yao.

Mr. Mingli Yao has personally guaranteed the loan receivable from Harbin Tianmu Real Estate Development Co. Ltd and Tianmu Investment Co. Ltd. If theloan has not been repaid in the year ended March 31, 2013, Mr. Yao has agreed to offset the balance due to him referenced above.

8.	STOCKHOLDERS’ EQUITY

In December  2009, the Company established its 2009 incentive plan (“the plan”) to provide additional incentive to selected employees, officers, directors and consultants of the Company and to retain the best available personnel for positions of substantial responsibility and to promote the long-term success of the Company.  2,000,000 shares of Company common stock were initially reserved for issuance pursuant to awards granted under the plan.  Awards may be in the form of incentive stock options, non-qualified stock options, restricted shares or other arrangements or programs. On September 8, 2010, 250,000 shares of common stock were issued from the plan to several employees and consultants for services rendered. The Company recorded the fair value of $97,500 for these issued shares. As of March 31, 2012, total 1,419,093 shares were issued from the plan.

On November 15, 2010, the Company issued 18,182 common shares to its legal consul for services rendered.  The Company recorded the fair value of $20,000 for these issued shares, which approximated the fair value of the shares on the date of issuance.

Pursuant to an Independent Director Agreement the Company entered into with Mr. Stephen J. Sax on April 14, 2011, the Company granted an award of 100,000 shares of restricted stock of the Company on the date of appointment.  The Company recorded the fair value of $65,000 for these issued shares.

On April 18, 2011, the Company issued 28,571 common shares to its legal counsel Ellenoff Grossman &   Schole LLP for services rendered. The Company recorded the fair value of $20,000 for these issued shares.

On September 21, 2011, the Company issued 1,377,000 common shares to several officers, directors, employees and consultants for their services. 580,000 shares were issued to the officers and directors. The Company recorded the fair value of $688,500 for these issued shares.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 1, 2011, the Company issued 100,000 common shares to its consultants in China for services rendered. The Company recorded the fair value of $32,000 for these issued shares.

On November 1, 2011, the Company sold 26,000 common shares to an individual at the price of $0.3 per share.

9.	TAXES

(a)	Corporation income tax (“CIT”)

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25%. The Company’s PRC entities remain open for statutory examination by PRC tax authorities for the tax year ended December 31, 2011.

The Company is incorporated in the United States.  It had net operating loss carry forwards for United States income tax purposes amounted to $1,871,117 and $1,359,147 for the years ended March 31, 2012 and 2011 respectively, which may be available to reduce future years' taxable income in the United States. These carry forwards will expire between 2028 and 2031. Management doesn't expect to remit any of its net income back to the United States in the foreseeable future.  Accordingly, the Company recorded a full valuation allowance as of March 31, 2012 and 2011.

The reconciliation of income tax expense at the U.S. statutory rate at 35% in 2012 and 2011, to the Company’s effective tax is as follows:

	For the Years Ended March 31,
	2012	2011
U.S. Statutory income tax rate	$1,145,680	$2,037,701
Taxable difference between U.S. and China	(378,534)	(615,249)
Expenses not deductable for tax purpose in China	165,459	23,762
Change in valuation allowance	188,995	115,721
Effective income tax	$1,121,600	$1,561,935

The provisions for income taxes for the years ended March 31, 2012 and 2011 are summarized as follows:

	For the Years Ended March 31,
	2012	2011
Current	$1,473,115	$1,608,374
Deferred-United States	(179,189)	(115,671)
Deferred-China	(361,321)	(46,489)
Change in Valuation Allowance	188,995	115,721
Total	$1,121,600	$1,561,935

The components of income (loss) before income taxes from China and U.S. for the years ended March 31, 2012 and 2011 were as follows:

	For the Years Ended March 31,
	2012	2011
China	$3,785,342	$6,152,493
United States	(511,970)	(330,489)
Income before income tax	$3,273,372	$5,822,004

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of March 31, 2012 and 2011 are as follows:

	As of March 31, 2012	As of March 31, 2011
Deferred tax assets resulted from temporary difference in PRC
Impairment of intangible assets	$35,995	$35,995
Depreciation difference	15,776	10,564
Accrued expenses	96,830	-
Inventory write-off	44,794	-
Other temporary difference	11,115	1,007
Net operationg loss carry-forward - China	204,697	320
Net Operationg loss carry-forward - United States	654,891	475,702
	1,064,098	$523,588
Less: valuation allowance	(665,017)	(476,022)
Deferred tas assets	$399,081	$47,566

(b)	Value added tax (“VAT”)

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

(c)	Other taxes

The Company is also subject to 5% of business tax, 7% of City Construction Tax and 5% of Education Fees based on VAT.

10	CONCENTRATION

For the year ended March 31, 2012, four products manufactured by the Company, including Panax and Radix Polygoni Capsule, Antihyperlipidemics, Calcium Gluconate Oral Liquid and Anti-bacterial Mouthwash, represented 45%, 20%, 14% and 15% respectively of the total sales.

For the year ended March 31, 2011, four products manufactured by the Company, including Panax and Radix Polygoni Capsule, Antihyperlipidemics, Calcium Gluconate Oral Liquid and Anti-bacterial Mouthwash, represented 27%, 24%, 18% and 18% respectively of the total sales.

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

12	SUBSEQUENT EVENT

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

Dated: July 16, 2012

/s/ Mingli Yao
Mingli Yao
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mingli Yao	Chief Executive Officer and Chairman	July 16, 2012
Mingli Yao	(principal executive officer)

/s/Li Li	Chief Financial Officer	July 16, 2012
Li Li	(principal financial and accounting officer)

/s/ Ailing Zhao	Corporate Secretary and Director	July 16, 2012
Ailing Zhao

/s/ Yuan Yao	Director	July 16, 2012
Yuan Yao

/s/ Zhijian Hao	Director	July 16, 2012
Zhijian Hao

37

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Bylaws - filed as an exhibit to the Current Report on Form 8-K filed on April 14, 2011 and incorporated herein by reference.

10.1	Unofficial English translation of Director Agreement with Mr. Zhijiang Hao - filed as an exhibit to the Current Report on Form 8-K filed on January 24, 2011 and incorporated herein by reference
10.2*	Unofficial English translation of Termination Agreement with Tonghua Yisheng Pharmaceuticals Company Limited
10.3*	Unofficial English translation of Xinyu Breath Spray Purchase Agreement with Harbin Junde Healthcare Product Company (“Xinyu Purchase Agreement”) and Supplementary Agreement to the Purchase Agreement.
10.4

Unofficial English translation of Termination Agreement with Harbin Lanhai Biochemical Company Limited, filed as an exhibit to Annual Report on Form 10-K for year ended March 31, 2011 filed on July 14, 2011

10.5	Unofficial English translation of Loan Agreement with Harbin Tianmu Real Estate Development Co., Ltd. filed as an exhibit to Annual Report on Form 10-K for year ended March 31, 2011 filed on July 14, 2011

10.6	Unofficial English translation of Loan Agreement with Mingli Yao, filed as an exhibit to Annual Report on Form 10-K for year ended March 31, 2011 filed on July 14, 2011
10.7	Loan Agreement with US Hua Sky International Investment LLC, filed as an exhibit to Annual Report on Form 10-K for year ended March 31, 2011 filed on July 14, 2011
10.8	Unofficial English translation of the Land Use Right Transfer Agreement and Supplementary Agreement with Shuai Li, filed as an exhibit to Annual Report on Form 10-K for year ended March 31, 2011 filed on July 14, 2011

21.1*	Subsidiaries of Registrant.
31.1*	Certification of our principal executive officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of our chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of our principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of our chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

38