Form 10-K/A
period 2012-03-31
Tongli Pharmaceuticals (USA), Inc.
filed 2012-07-24
CIK 1052284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Tongli Pharmaceuticals (USA), Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended March 31, 2012, which was originally filed on July 16, 2012 (the “Original Filing”), for the sole purpose of adding the index to Financial Statements and Report of Independent Registered Public Accounting Firm which were inadvertently left out in the Original Filing. This Form 10-K/A thus accordingly amends Part IV, Item 15(a)(1)(2) “Financial Statements and Financial Statement Schedule” of the Original Filing. This Amendment does not amend or affect in any respects any other parts of, or exhibits to, the Original Filing.

Except as expressly stated in this Amendment, this Amendment continues to speak as of the date of the Original Filing. The Company has not updated the disclosure contained in the Amendment to reflect events that have occurred since the filing of the Original Filing.  Accordingly, this Amendment must be read in conjunction with the Company’s other filings, if any, made with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Filing, including amendments to those filings, if any.

INDEX TO FINANCIAL STATEMENTS

TONGLI PHARMACEUTICALS (USA) INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tongli Pharmaceuticals (USA), Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Tongli Pharmaceuticals (USA), Inc. and subsidiaries as of March 31, 2012 and 2011 and the related consolidated statements of income and other comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tongli Pharmaceuticals (USA), Inc. and subsidiaries as of March 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ Paritz & Company, P.A.

Hackensack, New Jersey

July 11, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 24, 2012

/s/ Mingli Yao
Mingli Yao
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mingli Yao	Chief Executive Officer and Chairman	July 24, 2012
Mingli Yao	(principal executive officer)

/s/Li Li	Chief Financial Officer	July 24, 2012
Li Li	(principal financial and accounting officer)

/s/ Ailing Zhao	Corporate Secretary and Director	July 24, 2012
Ailing Zhao

/s/ Yuan Yao	Director	July 24, 2012
Yuan Yao

/s/ Zhijian Hao	Director	July 24, 2012
Zhijian Hao