Form 10-Q
period 2012-06-30
Tongli Pharmaceuticals (USA), Inc.
filed 2012-08-14
CIK 1052284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ending June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Yes ☐  No  ☐

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of August 13, 2012, there were 13,548,122 shares of company’s common stock issued and outstanding.

Unless otherwise provided in this Quarterly Report on Form 10-Q, references to “the Company,” “the Registrant,” “Tongli,” “we,” “us,” and “our” refer to Tongli Pharmaceuticals (USA), Inc. together with its wholly-owned subsidiaries.

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  We cannot give any guarantee that the plans, intentions or expectations described in the forward looking statements will be achieved.  All forward-looking statements involve significant risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in the “Risk Factors” section of our Annual Report for the fiscal year ended March 31, 2012 (the “2012 10-K”).  Readers should carefully review such risk factors as well as factors described in other documents that we file from time to time with the Securities and Exchange Commission.

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

our ability to recommence operations at our manufacturing facility;

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

PART I

ITEM 1.    FINANCIAL STATEMENTS

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	March 31,2012
	(Unaudited)
ASSETS
Current assets:
Cash	$54,294	$23,508
Accounts Receivable	2,316,337	4,166,178
Inventories	74,536	13,613
Advance to suppliers	1,028,826	1,016,294
Prepaid expense and other current assets	51,680	241,738
Deferred tax assets	533,230	399,081
Contract deposit-current portion	4,279,669	3,189,441
Due from related parties	-	87,538
Total current assets	8,338,572	9,137,391

Long-term assets:
Property and equipment, net	6,180,583	6,193,526
land use right, net	4,037,983	4,041,032
Contract deposit-long term	-	469,726
Total long-term assets	10,218,566	10,704,284

Total assets	$18,557,138	$19,841,675

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilties:
Accounts payable	$121,716	$429,117
Taxes payables	122,111	879,386
Accrued expenses	197,624	192,340
Due to related parties	4,741	-
Total current liabilities	446,192	1,500,843

Stockholders' Equity
Preferred stock, $0.001 par value,authorized 1,000,000 shares; none issued and outstanding	-	-
Common stock, $0.001 par value,authorized 200,000,000 shares issued and outstanding 13,428,111 and 13,294,778 shares, as of June 30, 2012 and March 31, 2012 respectively	13,428	13,295
Additional paid-in-capital	8,862,566	8,842,699
Accumulated other comprehensive income	2,309,799	2,075,975
Retained earnings	6,925,153	7,408,863
Total Stockholders' equity	18,110,946	18,340,832

Total liablities and Stockholders' equity	$18,557,138	$19,841,675

The accompanying notes are an integral part to the consolidated financial statements

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended June 30,
	2012	2011

Revenue	$-	$5,564,834

Cost of sales	-	2,996,442

Gross Profit	-	2,568,392

Operating expenses:
General and administrative expenses	503,593	217,023
Depreciation and amortization expenses	91,238	86,038
Selling expenses	19,066	70,515
Total operating expenses	613,897	373,576

Operating income(loss)	(613,897)	2,194,816

Other income(expenses):
Interest income(expense)	25	(13,933)
Total other income(expenses)	25	(13,933)

Income(loss) before income taxes	(613,872)	2,180,883

Income tax expense(credit)	(130,162)	580,575

Net Income(loss)	(483,710)	1,600,308

Other Comprehensive income
Foreign Currency Translation adjustment	233,824	242,692

Comprehensive income(loss)	$(249,886)	$1,843,000

Basic and diluted income(loss) per share	$(0.04)	$0.14

Basic and diluted weighted average shares outstanding	13,370,968	11,770,742

The accompanying notes are an integral part to the consolidated financial statements

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net income(loss)	$(483,710)	$1,600,308
Adjustments to reconcile net income(loss) to net cash
provided by(used in) operating activities:
Depreciation and amortization	142,184	137,866
Accrued interest- related party	-	13,933
Stock issued for services	20,000	18,793
Deferred Tax	(130,162)	(8,966)
Changes in operating assets and liabilities:	-
Accounts receivable	1,901,550	(1,702,097)
Inventory	(60,766)	(722,920)
Prepaid expenses and other current assets	192,752	(66,755)
Accounts payable	(312,746)	134,972
Accrued expenses and tax payables	(763,125)	(113,944)
Net cash provided by (used in) operating activities	505,977	(708,810)

Cash flows from investing activities
Refund(Payment) of contract deposit	(575,478)	307,767
Net cash provided by (used in) investing activities	(575,478)	307,767

Cash flows from financing activities
Proceeds from related party loans	100,751	-
Repayement of related party loans	-	(142,108)
Net cash provided by (used in) financing activities	100,751	(142,108)

Effect of exchange rate changes on cash	(464)	62,664

Net increase (decrease) in cash	30,786	(480,487)

Cash, beginning of the period	23,508	592,671

Cash, end of the period	$54,294	$112,184

Supplemental cash flow information
During the period, cash was paid for the following:
Income taxes	$-	$833,241

The accompanying notes are an integral part to the consolidated financial statements

TONGLI PHARMCEUTICAL (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Tongli Pharmaceuticals (USA), Inc.(the “Company”), through an indirect wholly-owned subsidiary, Harbin Tianmu Pharmaceuticals Co., Ltd. (“Tianmu Pharmaceuticals”), develops, produces and sells a wide variety of pharmaceuticals and healthcare products in the People’s Republic of China (“PRC” or “China”) that are based on traditional Chinese medicine (“TCM”).  In August 2011, the Company formed Harbing Lvnong Plant Ltd. (“Lvnong”) to plant and sell herbs in China. Lvnong is 100% owned by the Company’s indirect wholly-owned subsidiary, Heilongjiang Tongli Technology Co., Ltd. (“Tongli Technology”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial  information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year or any other periods. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

The balance sheet as of March 31, 2012 has been derived from the audited financial statements of the Company as of that date, but does not include all of the information and footnotes required by U.S. GAAP for the complete financial statements.

Principles of consolidation

The consolidated financial statements include the accounts of: (i) the Company (ii) the Company’s wholly-owned subsidiary American Tony Pharmaceuticals, Inc., a Delaware corporation (“American Tony”), (iii) American Tony’s wholly-owned subsidiary Tongli Technology, and (iv) Tongli Technology’s wholly-owned subsidiaries, Tianmu Pharmaceuticals and Lvnong, each PRC companies.  All significant inter-company accounts and transactions have been eliminated upon consolidation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

TONGLI PHARMCEUTICAL (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

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

Inventory

Inventory is stated at the lower of cost, determined using the weighted average cost method, and net realizable value.  Costs include materials, labor and manufacturing overhead.  Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.  Management periodically compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. No allowance for inventory markdown is considered necessary for three months ended June 30, 2012 and 2011.

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

TONGLI PHARMCEUTICAL (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

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

Revenue Recognition

Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers. The Company sells primarily to distributors who subsequently sell the merchandise. The agreements with distributors do not provide for the right of return.  Return from distributors has historically been immaterial and accordingly no reserve is deemed necessary as of June 30, 2012 and 2011.

3.	INVENTORY

As of June 30, 2012 and March 31, 2012, inventory consists the following:

	June 30, 2012	March 31, 2012
Raw materials	$13,720	$13,553
Work in process	60,756	-
Finished goods	60	60
Total	$74,536	$13,613

4.	CONTRACT DEPOSIT

Contract deposit represents payments under material contracts by which the Company intends to purchase drug formula to be used in the manufacturing and increasing its product lines.

As of June 30, 2012 and March 31, 2012, contract deposit consists the following:

	June 30, 2012	March 31, 2012
Contract deposit-Tonghua (1)	$3,487,137	$3,444,658
Contract deposit-Xinyu (2)	792,532	214,509
	4,279,669	3,659,167
Less: current portion	-	(3,189,441)
Total	$4,279,669	$469,726

TONGLI PHARMCEUTICAL (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

4.	CONTRACT DEPOSIT (Continued)

(1)	On March 21, 2010, the Company entered into a New Drug Assignment Agreement (the “Tonghua Agreement”) with Tonghua Yisheng Pharmaceuticals Company Limited (“Tonghua”) pursuant to which the Company agreed to purchase a new drug candidate, called Nafarelin, from Tonghua for a purchase price of RMB33,000,000 (approximately $4.85 million). The total purchase price is payable in three installments: 33% of the total purchase price (approximately $1.6 million) was paid upon execution of the Tonghua Agreement in March 2010; another 33% (approximately $1.6 million) was paid in March 2011 (although it is required to be paid upon conclusion of third clinical trial for the product pursuant to the terms of the Tonghua Agreement) and the balance is payable upon conclusion of the transfer.

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

The Company is not responsible for conducting or paying for any clinical trial and/or research and development in connection with the new drug application for Nafarelin. Pursuant to the Tonghua Agreement, Tonghua shall continue the research, development and clinical trial work for Nafarelin until the SFDA grants the New Drug Approval Certificate and the product is ready to be marketed. Tonghua is listed as the applicant for the SFDA new drug approval process for this product. Once SFDA approval is obtained, the Company will be able to consummate the assignment and enjoy the protection afforded by the New Drug Approval Certificate. In addition, the Company’s ability to commercialize this new product also requires assistance and cooperation from Tonghua, which Tonghua is obligated to provide to us under the Tonghua Agreement.

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

Based on a written mutual understanding between the Company and Tonghua, any payments the Company made to Tonghua under the Tonghua Agreement will be refunded if SFDA approval is not abtained for Nafarelin. Such mutual understanding, although the Company believes to be binding, was not explicitly stipulated in the Tonghua Agreement or otherwise memorialized. As such, the first two installment under the Tonghua Agreement was accounted as a deposit and the remaining last installment payment will be also accounted as deposits until the New Drug Approval Certificate is obtained, at which point the total payment will be recorded as intangible asset and amortized over the term of the new drug protection period.The Tonghua Agreement also provides that the Company and Tonghua will compensate one another for all losses incurred by the other party if the purchase is not concluded due to reasons attributable to the offending party.

TONGLI PHARMCEUTICAL (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

4.	CONTRACT DEPOSIT (Continued)

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

(2)	On April 30, 2012, the Company entered into Xinyu Breath Spray purchase agreement with Harbin Junde Healthcare product Company. Pursuant to the agreement, the total purchase price is RMB8,500,000(approximately $1.33 million). The Company will pay 50% of the purchase price after commencement of the Xinyu Breath Spray purchase agreement and pay the rest of the purchase price after the Company manufactured three batches of Xinyu Breath Spray that meet the quality standards of the product. The Company paid RMB 5,000,000 (approximately $793,000) to Harbin Junde Healthcare product Company since the purchase agreement was entered.

5.	LAND USE RIGHT

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

As of June 30, 2012 and March 31, 2012, land use rights consist of the following:

	June 30, 2012	March 31, 2012
Land use rights	$4,469,876	$4,415,426
Less: Accumulated amortization	(431,893)	(374,394)
	$4,037,983	$4,041,032

 The amortization expense for the three months ended June 30, 2012 and 2011 was $52,891 and $51,437 respectively.

TONGLI PHARMCEUTICAL (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

6.	DUE TO/(FROM) RELATED PARTIES

Due to/(from) related parties consist of the following:

	June 30, 2012	March 31, 2012
Due from Harbin Tianmu Real Estate Development Co. Ltd (a)	$(398,898)	$(599,151)
Due to Yao, Mingli, Chairman of the Company	570,324	570,324
Due to(from) US Hua Sky International Investment LLC (b)	(53,090)	27,727
Due from Tianmu Investment Co. Ltd (c)	(4,755)	(7,829)
Due from Yao, Yuan, a shareholder of the Company (d)	(108,840)	(78,609)
Total	$4,741	$(87,538)

(a) Harbin Tianmu Real Estate Development Co., Ltd. is an entity owned by our Chairman, Mr. Mingli Yao.

(b) US Hua Sky International Investment LLC is an entity owned by our Chairman, Mr. Mingli Yao

(c)Tianmu Investment Co., Ltd. is an entity partially owned by our Chairman, Mr. Mingli Yao.

(d) Ms. Yuan Yao is the daughter of Mr. Mingli Yao.

Mr. Mingli Yao has personally guaranteed the loan receivable from Harbin Tianmu Real Estate Development Co. Ltd and Tianmu Investment Co. Ltd. If theloan has not been repaid in the year ended March 31, 2013, Mr. Yao has agreed to offset the balance due to him referenced above.

7.	STOCKHOLDERS’ EQUITY

On May 10, 2012, the Company issued 133,333 common shares to its legal counsel Ellenoff Grossman & Schole LLP for services rendered. The Company recorded the fair value of $20,000 for these issued shares.

8.	TAXES

(a)	Corporation income tax (“CIT”)

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25%. As of June 30, 2012, for the Company’s PRC entities remain open for statutory examination by PRC tax authorities.

The Company is incorporated in the United States.  It had net operating loss carry forwards for United States income tax purposes amounted to $1,956,227 and $1,871,117 for the three months ended June 30, 2011 and the year ended March 31, 2012 respectively, which may be available to reduce future years' taxable income in the United States. These carry forwards will expire between 2028 and 2030. Management doesn't expect to remit any of its net income back to the United States in the foreseeable future.  Accordingly, the Company recorded a full valuation allowance as of June 30, 2012 and March 31, 2012.

The reconciliation of income tax expense at the U.S. statutory rate at 35% in 2012 and 2011, to the Company’s effective tax is as follows:

	June 30, 2012	June 30, 2011
U.S. Statutory income tax rate	$(214,855)	$762,422
Taxable difference between U.S. and China	52,876	(232,088)
Change in valuation allowance	31,817	50,241
Effective income tax	$(130,162)	$580,575

TONGLI PHARMCEUTICAL (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

The provisions for income taxes for the three months ended June 30, 2012 and 2011 are summarized as follows:

	For the Three Months Ended June 30,
	2012	2011
Current	$-	$589,541
Deferred - United States	(29,788)	(49,873)
Deferred - China	(132,191)	(8,966)
Change in Valuation Allowance	31,817	49,873
Total	$(130,162)	$580,575

The components of income (loss) before income taxes from China and U.S. for the three months ended June 30, 2012 and 2011 were as follows:

	For the Three Months Ended June 30,
	2012	2011
China	$(528,762)	$2,323,416
United States	(85,110)	(142,535)
Income before income tax	$(613,872)	$2,180,881

(b)	Value added tax (“VAT”)

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

(c)	Other taxes

The Company is also subject to 5% of business tax, 7% of City Construction Tax and 5% of Education Fees based on VAT.

9.	COMMITMENTS AND CONTINGENCIES

On June 28, 2012, the Company signed the lease agreement for the Company’s New York office located in Flushing, Queens which will have a rental arrangement of $1,749 per month. Pursuant to the lease agreement, the term of the lease is from August 2012 to July 2013. Four months rental were waived. $3,498 was paid as security deposit in June, 2012. As of June 30, 2012, the Company was obligated to pay $13,992 under the lease agreement.

10.	VULNERABILITY DUE TO OPERATIONS IN PRC

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

TONGLI PHARMCEUTICAL (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012

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

11.	SUBSEQUENT EVENTS

The Company has evaluated events after the date of these financial statements through the date that these financial statements were issued and no subsequent event is required to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Conditions of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Tongli Pharmaceuticals (USA) Inc. for the three months ended 2012 and 2011, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth above.

Company Overview

Tongli Pharmaceuticals (USA), Inc.(“the Company”), through its indirectly wholly-owned subsidiaries, Harbin Tianmu Pharmaceuticals Co., Ltd. (“HTP” or “Tianmu Pharmaceuticals”) and Harbin Lvnong Plant Ltd.(“Lvnong”), develops, produces and sells a wide variety of pharmaceuticals and healthcare products in the People’s Republic of China (“PRC” or “China”) that are based on traditional Chinese medicine, or TCM. The Company’s main products include cholesterol reduction pill, mouthwash, anti-inflammatory tablet, Panax and Radix Polygoni Capsule and calcium supplement. These products are sold through distributors or directly to customers; no service is required of the Company after sales are made.  The Company’s primary customers are drug stores and hospitals located in China.

The Company owns all of the outstanding capital stock of American Tony Pharmaceutical, Inc., a Delaware corporation (“American Tony”). American Tony is a holding company.  In February 2007, American Tony acquired, through its wholly-owned subsidiary, Heilongjiang Tongli Technology Co., Ltd., a PRC company (“Tongli Technology”), all of the registered capital of Harbin Tianmu Pharmaceuticals Co., Ltd. (“Tianmu Pharmaceuticals”), a corporation organized under the laws of the PRC on November 26, 1999.   Tianmu Pharmaceuticals is our principal operating subsidiary and is engaged in developing, manufacturing and marketing pharmaceutical and health care products that incorporate elements of Chinese Traditional Medicine with elements of western medicine.

In August 2011, we formed HarbingLvnong Plant Ltd. (“Lvnong”) to plant and sell herbs in China. Lvnong is 100% owned by Tongli Technology.

Development and Strategy

Suspension of Operations

For the three months ended June 30, 2012, we did not generate any revenue because (as initially disclosed in our Annual Report on Form 10-K for the period ending March 31, 2012) our production was interrupted by the breakdown of a boiler and related pipeline at our manufacturing facilities in January 2012. As of the date of this report, most of equipment and production lines are still undergoing adjustments and have not resumed production except production line of Radix Polygoni Capsule, which resumed production in July 2012. We anticipate the full production will resume in September 2012. We anticipate there may not be as much revenue generated during the quarter ended September 30, 2012 compared to the same period last year as a result of this situation.

Panax and Radix Polygoni Capsule

In October, 2010, we began to manufacture and sell our new product Panax and Radix Polygoni Capsule. This new product has helped us to generate about 52% of our total sales for the three months ended June 30, 2011. We believe that this new product have great market potential and will continue to generate sustainable income for our company in the foreseeable future.

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

We anticipate we will start production of Xinyu Breath Spray in September 2012.

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

Subject to the recommencement of our manufacturing capability, management believes that our emphasis on further commercializing and broadening our product lines, enhanced sales and marketing efforts create the potential for increases in revenue in fiscal 2013 and beyond.

 Discussion of Operating Results

Operating results for the three months ended June 30, 2012 and 2011

Revenues, cost of sales and gross profit

We did not generate any revenue for the three months ended June 30, 2012. The lack of revenue during the three months ended June 30, 2012 was due to the fact that the manufacturing process was interrupted by the breakdown of a boiler and related pipeline in January, 2012. As of the date of this report, most of equipment and production lines are still undergoing repairs except production line of Radix Polygoni Capsule, which has resumed production in July 2012.

 The Company had distribution contracts with various distributors during the three months ended June 30, 2011to sell its products in China.  The Company manufactures its products and ships the products to distributors based on the sales order from distributors each month.  Revenue is recognized at the time of the shipment.  No return is allowed, unless there is a quality problem.  During the three months ended June 30, 2011, there were no returns from distributors or customers.  Distributors normally make payments upon receiving the products; however, in some cases, the Company may extend credit to certain creditable distributors for certain period until the next shipment.

As we discussed above, we didn’t generate any revenues for the three months ended June 30, 2012. Therefore, we also didn’t incur any cost of goods for the three months ended June 30, 2012. Additionally, the gross profit for the period in this year is not a good indicator of what our gross profits normally are. For example, for the three months ended June 30, 2011, we generated $2,568,392 in gross profit.

Operating expenses

Total operating expenses increased by approximately $240,321 for the three months ended June 30, 2012 from $373,576 for the three months ended June 30, 2011 to $613,897 for the three months ended June 30, 2012, representing a 64.3% increase. The increase in our total operating expense for the three months ended June 30, 2012 as compared to the prior comparative period was primarily related to repairing for broken boiler.

Interest income (expense)

Interest expense was $0 for the three months June 30, 2012 compared to interest expense of $13,933 for the three months ended June 30, 2012. Interest expense for the period was only related to the loans to related parties.

Income tax expense (Credit)

All of our net income for the three months ended June 30, 2011 was from Tianmu Pharmaceuticals, which conducts substantially of our operation in the PRC. Our Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

We had income tax credit of $130,162 for the three months ended June 30, 2012 that results from net losses of current period.

Net income (loss)

As a result of the disruption in our manufacturing capability as described above, we reported net loss of $483,710 for the three months ended June 30, 2012, as compared to the net income of $1,600,308 for the three months ended June 30, 2011.

Other comprehensive income

We operate primarily in the PRC and the functional currency of our operating subsidiary is RMB. RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is intended to imply that the RMB amounts could have been, or could be, converted, realized or settled into USD at the rate on June 30, 2012 or at any other rate.

The value of RMB against USD may fluctuate and is affected by changes in political and economic conditions. Our revenues, costs and financial assets are mostly dominated in RMB while our reporting currency is the U.S. dollar. Accordingly, this may result in gains or losses from currency translation on our financial statements.

Translation adjustments resulting from this process amounted to a gain of $233,824 and $242,692 as of June 30, 2012 and 2011, respectively.  The balance sheet amounts with the exception of equity at March 31, 2012 were translated at 6.3885 RMB to 1.00 USD as compared to 6.3089 RMB to 1.00 USD at June 30, 2012. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the three months ended June 30, 2012 and 2011 were 6.3078 RMB and 6.4984 RMB, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. We have financed our operation and capital expenditures through cash from operations as well as loans from shareholders and an entity owned by our Chairman. As of the date of this report, we do not have any outstanding bank loans.

As of June 30, 2012 and March 31, 2012, due to (from) related parties consists the following:

	June 30, 2012	March 31, 2012
Due from Harbin Tianmu Real Estate Development Co. Ltd (a)	$(398,898)	$(599,151)
Due to Yao, Mingli, Chairman of the Company	570,324	570,324
Due to(from) US Hua Sky International Investment LLC (b)	(53,090)	27,727
Due from Tianmu Investment Co. Ltd (c)	(4,755)	(7,829)
Due from Yao, Yuan, a shareholder of the Company	(108,840)	(78,609)
Total	$4,741	$(87,538)

As of June 30, 2012, the balance of due from Harbin Tianmu Real Estate Development Co. Ltd. was 398,898. Harbin Tianmu Real Estate Development Co., Ltd. is an entity owned by our Chairman, Mr. Mingli Yao. Due from US Hua Sky International Investment LLC was $53,090. US Hua Sky International Investment LLC is an entity owned by our Chairman, Mr. Mingli Yao. Due from Tianmu Investment Co. Ltd was $4,755. Tianmu Investment Co., Ltd. is an entity partially owned by our Chairman, Mr. Mingli Yao.

Mr. Mingli Yao has personally guaranteed the loan receivable from Harbin Tianmu Real Estate Development Co. Ltd and Tianmu Investment Co. Ltd. If the loan could not been repaid during the year ended March 31, 2013, Mr. Yao has agreed to offset the balance due to him referenced above.

We plan to fund operations and capital expenditures with cash from operations, as well as loans from major shareholders and management members and their affiliates.  We might also pursue sources additional financing in the form of debt, equity or convertible security offerings. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all. The disruption of our manufacturing capability has adversely impacted our cash flow and may also require us to seek financing.

Total current assets decreased to approximately $8.3 million as of June 30, 2012 as compared to $9.1 million at March 31, 2012.  The primary changes in our current assets during this period were from changes in accounts receivable and a reclassification of part of contract deposit to current. The decrease of accounts receivable from approximately $4.1 million at March 31, 2012 to approximately $2.3 million as of June 30, 2012 was due to collection from customers.

Our current liabilities as of June 30, 2012 were approximately $0.45 million compared to $1.50 million as of March 31, 2012. The decrease in our current liabilities during this period was mainly from the decrease in tax payable.

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

Discussion of Cash Flow

Comparison of cash flows results for the three months ended June 30, 2012 and 2011 is summarized as follows:

	June 30, 2012	June 30, 2011
Net cash provided by (used in) operating activities	$505,977	$(708,810)
Net cash provided by (used in) investing activities	(575,478)	307,767
Net cash provided by (used in) financing activities	100,751	(142,108)
Effect of exchange rate changes on cash	(464)	62,664
Net increase (decrease) in cash	30,786	(480,487)
Cash, beginning of period	23,508	592,671
Cash, end of period	$54,294	$112,184

Operating activities

Cash flows provided by operating activities for the three months ended June 30, 2012 amounted to $505,977, which consists of our net loss of $483,710, and adds back noncash adjustments of $32,022 (including depreciation and amortization of $142,184, stock issued for services of $20,000 and deferred tax asset of $130,162) and offset by net changes in operating assets and liabilities, primarily including increase of accounts receivable of $1,901,550 which represented the collected amount from our customers during the period, an decrease in accrued expenses and tax payable of 763,125.

Cash flows used in operating activities for the three months ended  June 30, 2011 amounted to $708,810, which consist of our net income of $1,600,308, adds back noncash adjustments of $161,626(including depreciation of property and equipment of $86,705, amortization of land use right of $51,161, accrued interest expense on related party loan of $13,933, stock issued for services of $18,793 and deferred tax asset of $8,966) and offset by net changes in operating assets and liabilities, primarily including increase of accounts receivable of $1,702,097 which represented the temporarily uncollected amount from our increased credit sales during the period, a increase in inventory of 722,920 to stock raw materials to avoid the potential raw material price increase in the near future.

Investing activities

Net cash used in investing activities for the three months ended June 30, 2012 amounted to $575,478 which consists of repayment of contract deposit from the termination agreement with Lanhai and acquisition of property and equipments.

Net cash provided by investing activities for the three months ended June 30, 2011 amounted to $307,767 which consists of refund of contract deposit from the Termination Agreement pursuant to Lanhai.

Financing activities

Cash flows provided by by financing activities amounted to $100,751 for the three months ended June 30, 2012, which consists of proceeds and repayment of related party loan.

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

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2012, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of June 30, 2012. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9A of our annual report for the fiscal year ended March 31, 2012. As of June 30, 2012, we had not completed the remediation of these material weaknesses.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, except as disclosed above

PART II - OTHER INFORMATION

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

Tongli Pharmaceuticals (USA), Inc.

August 14, 2012	By:	/s/ Mingli Yao
Mingli Yao Chief Executive Officer (Principal Executive Officer)

August 14, 2012	By:	/s/ Li Li
Li Li Chief Financial Officer (Principal Financial and Accounting Officer)

