Form 10-Q
period 2012-09-30
Tongli Pharmaceuticals (USA), Inc.
filed 2012-11-14
CIK 1052284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ending September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________.

Commission file number: 000-52954

Tongli Pharmaceuticals (USA), Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1090791
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

116 Village Blvd Suite 200, Princeton NJ	08540
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 8, 2012, there were 14,848,122 shares of company’s common stock issued and outstanding.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	March 31,2012
	(Unaudited)
ASSETS

Current assets:
Cash	$94,661	$23,508
Accounts Receivable	4,288,904	4,166,178
Inventories	49,851	13,613
Advance to suppliers	950,546	1,016,294
Prepaid expense and other current assets	50,631	241,738
Deferred tax assets	187,254	399,081
Contract deposit-current portion	2,769,426	3,189,441
Due from related parties	-	87,538
Total current assets	8,391,273	9,137,391

Long-term assets:
Property and equipment, net	6,081,576	6,193,526
Intangible assets, net	5,323,880	4,041,032
Contract deposit-long term	-	469,726
Total long-term assets	11,405,456	10,704,284

Total assets	$19,796,729	$19,841,675

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$171,279	$429,117
Taxes payables	263,642	879,386
Accrued expenses	218,162	192,340
Due to related parties	66,209	-
Total current liabilities	719,292	1,500,843

Stockholders' Equity
Preferred stock, $0.001 par value,authorized 1,000,000 shares; none issued and outstanding	-	-
Common stock, $0.001 par value,authorized 200,000,000 shares issued and outstanding 14,728,111 and 13,294,778 shares, as of September 30, 2012 and March 31, 2012 respectively	14,728	13,295
Additional paid-in-capital	9,056,266	8,842,699
Accumulated other comprehensive income	2,278,898	2,075,975
Retained earnings	7,727,545	7,408,863

Total Stockholders' equity	19,077,437	18,340,832

Total liabilities and Stockholders' equity	$19,796,729	$19,841,675

The accompanying notes are an intergral part to the consolidated financial statements

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME AND OTHER COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2012	2011	2012	2011

Revenue	$3,330,990	$3,891,052	$3,330,990	$9,455,886

Cost of sales	1,747,908	2,096,058	1,747,908	5,092,500

Gross Profit	1,583,082	1,794,994	1,583,082	4,363,386

Operating expenses:
General and administrative expenses	130,122	918,107	633,715	1,135,130
Depreciation and amortization expenses	91,060	89,601	182,298	175,639
Selling expenses	213,852	35,914	232,918	106,429
Total operating expenses	435,034	1,043,622	1,048,931	1,417,198

Operating income	1,148,048	751,372	534,151	2,946,188

Other income(expenses):
Interest income(expense)	238	(14,220)	263	(28,153)
Total other income(expenses)	238	(14,220)	263	(28,153)

Income before income taxes	1,148,286	737,152	534,414	2,918,035

Income tax expense(credit)	345,894	399,789	215,732	980,364

Net Income	802,392	337,363	318,682	1,937,671

Other Comprehensive income(loss)
Foreign Currency Translation adjustment	(30,900)	235,809	202,924	478,501

Comprehensive income	$771,492	$573,172	$521,606	$2,416,172

Basic and diluted income per share	$0.06	$0.03	$0.02	$0.16

Basic and diluted weighted average shares outstanding	13,569,415	11,926,485	13,470,734	11,849,039

The accompanying notes are an integral part to the consolidated financial statements

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$318,682	$1,937,671
Adjustments to reconcile net income to net cash provided by(used in) operating activities:
Depreciation and amortization	178,409	174,452
Amortization of intangible assets	105,679	103,286
Accrued interest- related party	-	28,153
Stock issued for services	215,000	773,500
Deferred Tax assets	215,732	(2,805)
Changes in operating assets and liabilities:
Accounts receivable	(78,152)	(1,867,914)
Inventory	(36,121)	(1,890,848)
Advances from supplies	76,697
Prepaid expenses and other current assets	193,571	(44,877)
Accounts payable	(262,644)	(138,858)
Accrued expenses and tax payables	(605,646)	(529,097)
Net cash provided by (used in) operating activities	321,207	(1,457,337)

Cash flows from investing activities
Purchase of intangible asset	(1,129,237)	-
Refund(Payment) of contract deposit	712,702	1,088,744
Net cash provided by (used in) investing activities	(416,535)	1,088,744

Cash flows from financing activities
Proceeds from related party loans	161,197	-
Repayment of related party loans	-	(201,127)
Net cash provided by (used in) financing activities	161,197	(201,127)

Effect of exchange rate changes on cash	5,284	88,411

Net increase (decrease) in cash	71,153	(481,309)

Cash, beginning of the period	23,508	592,671

Cash , end of the period	$94,661	$111,362

Supplemental cash flow information
During the period, cash was paid for the following:
Income taxes	$-	$1,157,729
Supplemental disclosure of non-cash transaction
Transfer from contract deposit to intangible assets	$216,978	$-

The accompanying notes are an integral part to the consolidated financial statements

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

Inventory is stated at the lower of cost, determined using the weighted average cost method, and net realizable value. Costs include materials, labor and manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management periodically compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. No allowance for inventory markdown is considered necessary for six months ended September 30, 2012 and 2011.

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

The Company accounts for the impairment of long-lived assets in accordance with the guidance of FASB ASC 360-10-20. Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. Based on its review, the Company believes that, as of September 30, 2012, there were no impairment of its long-lived assets.

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

Revenue Recognition

Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers. The Company sells primarily to distributors who subsequently sell the merchandise. The agreements with distributors do not provide for the right of return. Return from distributors has historically been immaterial and accordingly no reserve is deemed necessary as of September 30, 2012 and 2011.

3.	INVENTORY

As of September 30, 2012 and March 31, 2012, inventory consists the following:

	September 30, 2012	March 31, 2012
Raw materials	$49,790	$13,553
Finished goods	61	60
Total	$49,851	$13,613

4.	CONTRACT DEPOSIT

Contract deposit represents payments under material contracts by which the Company intends to purchase drug formula to be used in the manufacturing and increasing its product lines.

As of September 30, 2012 and March 31, 2012, contract deposit consists of the following:

	September 30, 2012	March 31, 2012
Contract deposit-Tonghua (1)	$2,294,667	$3,444,658
Contract deposit-Xinyu(2)	-	214,509
Contract deposit-Yangshenwubao (3)	474,759	-
	2,769,426	3,659,167
Less: current portion	-	(3,189,441)
Total	$2,769,426	$469,726

(1)	On March 21, 2010, the Company entered into a New Drug Assignment Agreement (the “Tonghua Agreement”) with TonghuaYisheng Pharmaceuticals Company Limited (“Tonghua”) pursuant to which the Company agreed to purchase a new drug candidate, called Nafarelin, from Tonghua for a purchase price of RMB33,000,000 (approximately $4.85 million). The total purchase price is payable in three installments: 33% of the total purchase price (approximately $1.6 million) was paid upon execution of the Tonghua Agreement in March 2010; another 33% (approximately $1.6 million) was paid in March 2011 (although it is required to be paid upon conclusion of third clinical trial for the product pursuant to the terms of the Tonghua Agreement) and the balance is payable upon conclusion of the transfer.

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

On June 6, 2012, the Company entered into a Termination Agreement with Tonghua pursuant to which the Tonghua Agreement was terminated. Pursuant to the Termination Agreement, Tonghua will refund prepayment of RMB 22,000,000 (approximate to $3.5 million) in four installments. The first installment of RMB5, 000,000 (approximately $794,000) will be refunded prior to August 30, 2012, the second installment of RM6, 000,000 (approximately $950,000) will be refunded prior to November 30, 2012, the third installment of RMB8,000,000 (approximately $1.3 million) will be refunded prior to February 28, 2013 and the last installment of RMB3,000,000 (approximately $476,000) will be refunded prior to May 30, 2013. During six months ended September 30, 2012, the Company received refund payment of RMB7,500,000 (approximately $1.19 million).

(2)	On April 30, 2012, the Company entered into Xinyu Breath Spray purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the total purchase price is RMB8,500,000 (approximately $1.33 million). The Company will pay 50% of the purchase price after commencement of the Xinyu Breath Spray purchase agreement and pay the rest of the purchase price after the Company manufactured three batches of Xinyu Breath Spray that meet the quality standards of the product. The Company paid RMB1,370,000 (approximately $215,000) on March 29, 2012, RMB3,630,000 (approximately $568,000) on May 30, 2012 and paid the balance due of RMB3,500,000 (approximately $554,000) in August 2012. Based on ASC 805-50-30 “Initial Measurement on Acquisition of Assets Rather Than a Business” and ASC350-30 ”General Intangibles Other Than Goodwill”, the total payment pursuant to the agreement with Harbin Junde Healthcare Product Company is recorded as an intangible asset and will be amortized over the estimated useful life of this product. (See note 5)

(3)	On August 10, 2012, the Company entered into Yangshen Wubao purchase agreement with Harbin Junde Healthcare product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture the Yangshen Wubao at the total purchase price of RMB13,000,000 (approximately $2.06 million). The Company paid RMB3,000,000 (approximately $475,000) as the deposit at the closing of Yangsheng Wubao purchase agreement. The rest of the purchase price will be paid in installments according to the payment schedule. The Company is planning to manufacture this product using a subcontractor in the United States. Currently, the Company is in the process of testing this product. Based on ASC 805-50-30 “Initial Measurement on Acquisition of Assets Rather Than a Business” and ASC350-30 ”General Intangibles Other Than Goodwill”, the total payment pursuant to the agreement will be recorded as an intangible asset once the company finish the acquisition process and is being amortized over the life of this product.

5.	LAND USE RIGHTS/INTANGIBLE ASSETS

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

In March 2011, the Company entered into a supplemental contract with the same third-party to acquire a nearby fish pond for twenty years with total contract price of RMB 5.5 million (approximate to $0.85 million). The Company will use this fish pond to provide water supply to the planted traditional Chinese medicine. Total amount of this contract is being amortized on a straight-line basis over twenty years.

On April 30, 2012, the Company entered into Xinyu Breath Spray purchase agreement with Harbin Healthcare Product Company (See note 4). Total amount of the purchase price of RMB8,500,000 (approximately $1,345,150) was amortized on a straight-line basis over 10 years.

As of September 30, 2012 and March 31, 2012, intangible assets consist of the following:

	September 30, 2012	March 31, 2012
Land use rights	$4,462,731	$4,415,426
Xinyu breath spray	1,345,150	-
	$5,807,881	$4,415,426
Less: Accumulated amortization	(484,001)	(374,394)
	$5,323,880	$4,041,032

The amortization expense for the six months ended September 30, 2012 and 2011 was $105,679 and $103,286 respectively.

6.	DUE TO (FROM) RELATED PARTIES

Due to/(from) related parties consist of the following:

	September 30, 2012	March 31, 2012
Due from Harbin Tianmu Real Estate Development Co. Ltd (a)	$(398,260)	$(599,151)
Due to Yao, Mingli, Chairman of the Company	570,324	570,324
Due to(from) US Hua Sky International Investment LLC (b)	(23,901)	27,727
Due from Tianmu Investment Co. Ltd (c)	(4,748)	(7,829)
Due from Yao, Yuan, a shareholder of the Company (d)	(77,206)	(78,609)
Total	$66,209	$(87,538)

(a) Harbin Tianmu Real Estate Development Co., Ltd. is an entity owned by our Chairman, Mr. Mingli Yao.

(b) US Hua Sky International Investment LLC is an entity owned by our Chairman, Mr. Mingli Yao

(c)Tianmu Investment Co., Ltd. is an entity partially owned by our Chairman, Mr. Mingli Yao.

(d) Ms. Yuan Yao is the daughter of Mr. Mingli Yao.

Mr. Mingli Yao has personally guaranteed the loan receivable from Harbin Tianmu Real Estate Development Co. Ltd and Tianmu Investment Co. Ltd. If the loan has not been repaid in the year ended March 31, 2013, Mr. Yao has agreed to offset the balance due to him referenced above.

7.	STOCKHOLDERS’ EQUITY

On May 10, 2012, the Company issued 133,333 common shares to its legal counsel Ellenoff Grossman & Schole LLP for services rendered. The Company recorded the fair value of $20,000 for these issued shares.

On September 20, 2012, the Company issued 1,300,000 shares of common stock to a consultant for services performed and three salesmen for sales commission. The Company recorded the fair value of $195,000 for these issued shares.

8.	TAXES

(a)	Corporation income tax (“CIT”)

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25%. As of September 30, 2012, for the Company’s PRC entities remain open for statutory examination by PRC tax authorities.

The Company is incorporated in the United States. It had net operating loss carry forwards for United States income tax purposes amounted to $1,988,399 and $1,871,117 for the six months ended September 30, 2012 and the year ended March 31, 2012 respectively, which may be available to reduce future years' taxable income in the United States. These carry forwards will expire between 2028 and 2030. Management doesn't expect to remit any of its net income back to the United States in the foreseeable future. Accordingly, the Company recorded a full valuation allowance as of September 30, 2012 and March 31, 2012.

The reconciliation of income tax expense at the U.S. statutory rate at 35% in 2012 and 2011, to the Company’s effective tax is as follows:

	September 30, 2012	September 30, 2011
U.S. Statutory income tax rate	$187,045	$1,021,313
Taxable difference between U.S. and China	(84,670)	(319,368)
Expenses not deductable for tax purpose in China	-	172,125
Change in valuation allowance	113,357	106,294
Effective income tax	$215,732	$980,364

The provisions for income taxes for the six months ended September 30, 2012 and the years ended March 31, 2012 are summarized as follows:

	September 30, 2012	September 30, 2011
Current	$-	$983,169
Deferred - United States	(109,298)	-
Deferred - China	211,673	(2,805)
Change in Valuation Allowance	113,357	-
Total	$215,732	$980,364

The components of income (loss) before income taxes from China and U.S. for the six months ended September 30, 2012 and 2011 were as follows:

	For the Six Months Ended September 30,
	2012	2011
China	$666,696	$3,193,681
United States	(132,282)	(275,646)
Income before income tax	$534,414	$2,918,035

(b)	Value added tax (“VAT”)

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

On June 28, 2012, the Company signed the lease agreement for the Company’s office which will have a rental arrangement of $1,749 per month. Pursuant to the lease agreement, the term of the lease is from August 2012 to July 2013. Four months rental were waived. In June, 2012, the Company paid $3,498 as security deposit. As of September 30, 2012, the Company was obligated to pay $12,243 under the lease agreement.

10.	CONCENTRATION OF CREDIT RISKS

For the three months ended September 30, 2012, the Company’s Panax and Radix Polygoni Capsule represented 98% of the total sales, as compared to four products manufactured by the Company, including Panax and Radix Polygoni Capsule, Antihyperlipidemics, Calcium Gluconate Oral Liquid, and Anti-bacterial Mouthwash, represented 36.09%, 21.39%, 18.32% , and 18.97% respectively of the total sales for the three months ended September 30, 2011.

During the six months ended September 30, 2012, 98.07% of sales were generated from one major distributor. During the six months ended September 30, 2011, 10.33% of sales were generated from one major distributor.

For the six months ended September 30, 2012, Panax and Radix Polygoni Capsule represented 98% of the total sales, as compared four products manufactured by the Company, including Panax and Radix Polygoni Capsule, Antihyperlipidemics, Calcium Gluconate Oral Liquid, and Anti-bacterial Mouthwash, represented 45.52%, 21.12%, 13.96% , and 14.82% respectively of the total sales for the six months ended September 30, 2011.

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

ITEM 2. Management’s Discussion and Analysis of Financial Conditions of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Tongli Pharmaceuticals (USA) Inc. for the six months ended September 30, 2012 and 2011, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth above.

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

Development and Strategy

We resumed full production in the middle of July, 2012, after six months of suspension of our production caused by the breakdown of a boiler and the related pipeline at our manufacturing facilities in January 2012. For the six months ended September 30, 2012, we resumed the execution of our product channel expansion strategy that resulted in increased market penetration of our products and expanded revenue growth.

Panax and Radix Polygoni Capsule

In October, 2010, we began to manufacture and sell our new product Panax and Radix Polygoni Capsule. This new product has helped us to generate about 98% and 46% of our total sales for the six months ended September 30, 2012 and 2011, respectively. We believe that this product has great market potential and will continue to generate sustainable income for our company in the foreseeable future.

Xinyu Breath Spray

On April 30, 2012, we entered into Xinyu Breath Spray purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to this agreement, the total purchase price is RMB8,500,000(approximately $1.33 million). We will pay 50% of the purchase price after commencement of the Xinyu Breath Spray purchase agreement and pay the rest of the purchase price after we manufactured three batches of Xinyu Breath Spray that meet the quality standards of the product. We paid RMB 5,000,000 (approximately $793,000) to Harbin Junde Healthcare Product Company in May 2012 and paid the balance due of RMB3,500,000 in August 2012.

Yangshen Wubao

On August 10, 2012, we entered into Yangshen Wubao purchase agreement with Harbin Junde HealthCare Product Company. Pursuant to this agreement, we will acquire the exclusive right to manufacture the Yangshen Wubao at the total purchase price of RMB13,000,000 (approximately $2.06 million). We paid RMB3,000,000 (approximately $475,000) as the deposit upon execution of Yangsheng Wubao purchase agreement. The rest of the purchase price will be paid in installments according to the payment schedule set forth in the agreement We are planning to manufacture this product using a subcontractor in the United States. Currently, we are in the process of testing this product.

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

In addition, in March 2011, we entered into a supplemental contract with the same third-party to acquire the right to use a nearby fish pond for twenty years with total contract price of RMB 5.5 million (approximate to $0.85 million). RMB5,270,665 (approximately $825,000) was paid as of March 31, 2012. The balance of RMB229,335 was paid in April, 2012. We used this fish pond to provide water supply to the traditional Chinese medicine field.

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

Discussion of Operating Results

Operating results for the three months and six months ended September 30, 2012 and 2011

Revenues, cost of sales and gross profit

We generated $3,330,990 and $3,330,990 revenue for the three months and six months ended September 30, 2012, compared to $3,891,052 and $9,455,886 in the three months and six months ended September 30, 2011 respectively, decreased by 14.4% and 64.8% for the three months and six months, respectively. We generated the same amount of sales during the three months and six months ended September 30, 2012 as we didn’t generate any sales during the first quarter of fiscal year 2012 as the manufacturing process was interrupted by the breakdown of a boiler and related pipeline in January, 2012. The manufacturing were not fully operational until the mid of July 2012, resulting in the decrease in sales compared to the same period in the last fiscal year.

We had distribution contracts with various distributors during the three months ended September 30, 2012 to sell its products in China. We manufacture our products and ships the products to distributors based on the sales order from distributors each month. Revenue is recognized at the time of the shipment. No return is allowed, unless there is a quality problem. During the three and six months ended September 30, 2012, there were no returns from distributors or customers. Distributors normally make payments upon receiving the products; however, in some cases, we may extend credit to certain creditable distributors for certain period until the next shipment.

Our cost of sales was 1,747,908 and $1,747,908 for the three months and six months ended September 30, 2012, compared to $2,096,058 and $5,092,500 in the three months and six months ended September 30, 2011 respectively, decreased by 16.6% and 65.7% for the three months and six months, respectively. As we didn’t generate any revenues in the first quarter of fiscal year 2012, we didn’t incur any cost of goods and gross profit in the first quarter of fiscal year 2012. The decrease in cost of sales was mainly related to the decrease in the sales in the same period.

Operating expenses

Total operating expenses decreased by approximately $368,267 for the six months ended September 30, 2012 from $1,417,198 for the six months ended September 30, 2011 to $1,048,931 for the six months ended September 30, 2012, representing a 26% decrease. Total operating expenses decreased by approximately $608,588 for the three months ended September 30, 2012 from $1,043,622 for the three months ended September 30, 2011 to $435,034 for the three months ended September 30, 2012, representing a 58.3% decrease.

The decreases in our total operating expense for the three months and six months ended September 30, 2012 as compared to the prior comparative periods were primarily related to the manufacturing process interrupted by the breakdown of a boiler and related pipeline in January, 2012. Expenses related to repairing a boiler and related pipeline accounted for a significant part in general and administrative expenses of $633,715 for the six months ended September 30, 2012. On September 20, 2012, the company issued 100,000 common shares to its consultant and 1,200,000 common shares to three salesmen for commissions. The company recorded stock-based compensation of $195,000 for these shares issued. That amount was included in general and administrative and selling expenses in consolidated income statements. The higher operating expenses in the second quarter of fiscal year 2011 were due to the costs related to the common shares issued to several officers, directors, employees and consultant for their services.

Interest income (expense)

Interest income was $238 for the three months ended September 30, 2012 compared to interest expense of $14,220 for the three months ended September 30, 2012, representing a 98.3% decrease. Interest income was $263 for the six months ended September 30, 2012 compared to interest expense of $28,153 for the six months ended September 30, 2012, representing a 99.1% decrease. Interest expense decreased because of the less principal outstanding of the loans due to related parties.

Income tax expense

All of our net income for the three months and six months ended September 30, 2011 was from Tianmu Pharmaceuticals, which conducts substantially of our operation in the PRC. Our Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

We had income tax expenses of $345,894 and $215,732 for the three months and six months ended September 30, 2012, compared to $399,789 and $980,364 for the comparative periods in the fiscal year 2011.

Net income

As a result of the above factors, we reported net income of $802,392 and 318,682 for the three and six months ended September 30, 2012 respectively, as compared to the net income of $337,363 and 1,937,671 for the three and six months ended September 30, 2011 respectively.

Other comprehensive income

We operate primarily in the PRC and the functional currency of our operating subsidiary is RMB. RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is intended to imply that the RMB amounts could have been, or could be, converted, realized or settled into USD at the rate on September 30, 2012 or at any other rate.

The value of RMB against USD may fluctuate and is affected by changes in political and economic conditions. Our revenues, costs and financial assets are mostly dominated in RMB while our reporting currency is the U.S. dollar. Accordingly, this may result in gains or losses from currency translation on our financial statements.

Translation adjustments resulting from this process amounted to a gain of $202,924 and $478,501 as of September 30, 2012 and 2011, respectively. The balance sheet amounts with the exception of equity at March 31, 2012 were translated at 6.3867 RMB to 1.00 USD as compared to 6.3190 RMB to 1.00 USD at September 30, 2012. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the six months ended September 30, 2012 and 2011 were 6.3140 RMB and 6.4570 RMB, respectively.

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

As of September 30, 2012 and March 31, 2012, due to (from) related parties consists the following:

	September 30, 2012	March 31, 2012
Due from Harbin Tianmu Real Estate Development Co. Ltd (a)	$(398,260)	$(599,151)
Due to Yao, Mingli, Chairman of the Company	570,324	570,324
Due to(from) US Hua Sky International Investment LLC (b)	(23,901)	27,727
Due from Tianmu Investment Co. Ltd (c)	(4,748)	(7,829)
Due from Yao, Yuan, a shareholder of the Company (d)	(77,206)	(78,609)
Total	$66,209	$(87,538)

As of September 30, 2012, the balance of due from Harbin Tianmu Real Estate Development Co. Ltd. was 398,260. Harbin Tianmu Real Estate Development Co., Ltd. is an entity owned by our Chairman, Mr. Mingli Yao. Due to US Hua Sky International Investment LLC was $23,901. US Hua Sky International Investment LLC is an entity owned by our Chairman, Mr. Mingli Yao. Due from Tianmu Investment Co. Ltd was $4,748. Tianmu Investment Co., Ltd. is an entity partially owned by our Chairman, Mr. Mingli Yao.

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

Total current assets decreased to approximately $0.75 million as of September 30, 2012 as compared to $9.1 million at March 31, 2012. The primary changes in our current assets during this period were from changes in accounts receivable, advance to suppliers and a reclassification of part of contract deposit to current.

Our current liabilities as of September 30, 2012 were approximately $0.72 million compared to $1.50 million as of March 31, 2012. The decrease in our current liabilities during this period was mainly from the decrease in tax payable and accounts payable.

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

Discussion of Cash Flow

Comparison of cash flows results for the three months ended September 30, 2012 and 2011 is summarized as follows:

	September 30, 2012	September 30, 2011
Net cash provided by (used in) operating activities	$321,207	$(1,457,337)
Net cash provided by (used in) investing activities	(416,535)	1,088,744
Net cash provided by (used in) financing activities	161,197	(201,127)
Effect of exchange rate changes on cash	5,284	88,411
Net increase (decrease) in cash	71,153	(481,309)
Cash, beginning of period	23,508	592,671
Cash, end of period	$94,661	$111,362

Operating activities

Cash flows provided by operating activities for the six months ended September 30, 2012 amounted to $ 321,207, which consists of our net income of $318,682, adds back noncash adjustments of $714,820 (including depreciation and amortization of $284,088, stock issued for services of $215,000 and deferred tax asset of $215,732) and offset by net changes in operating assets and liabilities, primarily including increase of prepaid expenses and other current assets and an decrease in accounts payable and accrued expenses and tax payable of $712,295.

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

Investing activities

Net cash used in investing activities for the six months ended September 30, 2012 amounted to $416,535 which consists of repayment of contract deposit from the termination agreement with Lanhai and acquisition of intangible asset.

Net cash provided by investing activities for the six months ended September 30, 2011 amounted to $1,088,744 which consists of repayment of contract deposit from the termination agreement with Lanhai.

Financing activities

Cash flows provided by financing activities amounted to $161,197 for the six months ended September 30, 2012, which consists of proceeds and repayment of related party loan.

Cash flows used in financing activities amounted to $201,127 for the six months ended September 30, 2011, which consists of repayment of related party loan by the same amount.

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

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2012, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of September 30, 2012. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9A of our annual report for the fiscal year ended March 31, 2012. As of September 30, 2012, we had not completed the remediation of these material weaknesses.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, except as disclosed above

PART II - OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Tongli Pharmaceuticals (USA), Inc.

November 14, 2012	By:	/s/ Mingli Yao
Mingli Yao Chief Executive Officer (Principal Executive Officer)

November 14, 2012	By:	/s/ Li Li
Li Li Chief Financial Officer (Principal Financial and Accounting Officer)

