Form 10-Q
period 2012-12-31
Tongli Pharmaceuticals (USA), Inc.
filed 2013-02-14
CIK 1052284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ending December 31, 2012

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

As of February 10, 2013, there were 14,848,122 shares of company’s common stock issued and outstanding.

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

PART I

ITEM 1.    FINANCIAL STATEMENTS

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	March 31,2012
	(Unaudited)
ASSETS

Current assets:
Cash	$96,725	$23,508
Accounts Receivable	2,473,443	4,166,178
Inventories	98,518	13,613
Advance to suppliers	277,423	1,016,294
Prepaid expense and other current assets	43,552	241,738
Deferred tax assets	95,051	399,081
Contract deposit-current portion	1,269,620	3,189,441
Due from related parties	-	87,538
Total current assets	4,354,332	9,137,391

Long-term assets:
Property and equipment, net	6,009,458	6,193,526
Intangible assets, net	5,252,333	4,041,032
Contract deposit-long term	6,022,758	469,726
Total long-term assets	17,284,549	10,704,284

Total assets	$21,638,881	$19,841,675

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilties:
Accounts payable	$118,111	$429,117
Taxes payables	684,858	879,386
Accrued expenses	192,489	192,340
Due to related parties	179,953	-
Total current liabilities	1,175,411	1,500,843

Stockholders' Equity
Preferred stock, $0.001 par value,authorized 1,000,000 shares; none issued and outstanding	-	-
Common stock, $0.001 par value,authorized 200,000,000 shares issued and outstanding 14,728,111 and 13,294,778 shares, as of December 31, 2012 and March 31, 2012 respectively	14,728	13,295
Additional paid-in-capital	9,056,266	8,842,699
Accumulated other comprehensive income	2,349,815	2,075,975
Retained earnings	9,042,661	7,408,863

Total Stockholders' equity	20,463,470	18,340,832

Total liablities and Stockholders' equity	$21,638,881	$19,841,675

The accompanying notes are an intergral part to the consolidated financial statements

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2012	2011	2012	2011

Revenue	$3,752,983	$4,127,532	$7,083,973	$13,583,418

Cost of sales	1,733,110	2,083,889	3,481,018	7,176,389

Gross Profit	2,019,873	2,043,643	3,602,955	6,407,029

Operating expenses:
General and administrative expenses	130,494	181,906	764,209	1,324,849
Depreciation and amortization expenses	88,229	75,344	270,527	243,442
Selling expenses	7,504	53,451	240,422	159,880
Total operating expenses	226,227	310,701	1,275,158	1,728,171

Operating income	1,793,646	1,732,942	2,327,797	4,678,858

Other income(expenses):
Interest income(expense)	551	-	814	(27,881)
Other income	15,860	-	15,860	-
Other expense	(26,433)	-	(26,433)	-
Total other income(expenses)	(10,022)	-	(9,759)	(27,881)

Income before income taxes	1,783,624	1,732,942	2,318,038	4,650,977

Income tax expense(credit)	468,508	468,896	684,240	1,449,260

Net Income	1,315,116	1,264,046	1,633,798	3,201,717

Other Comprehensive income
Foreign Currency Translation adjustment	70,917	110,191	273,841	588,692

Comprehensive income	$1,386,033	$1,374,237	$1,907,639	$3,790,409

Basic and diluted income per share	$0.09	$0.10	$0.12	$0.26

Basic and diluted weighted average shares outstanding	14,728,111	13,252,321	13,891,384	12,325,741

The accompanying notes are an integral part to the consolidated financial statements

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended December 31,
	2012	2011
Cash flows from operating activities
Net income	$1,633,798	$3,201,717
Adjustments to reconcile net income to net cash provided by(used in) operating activities:
Depreciation and amortization	460,420	419,622
Accrued interest- related party	-	27,881
Stock issued for services	215,000	813,821
Deferred tax assets	308,081	(2,143)
Changes in operating assets and liabilities:
Accounts receivable	1,748,166	(1,623,358)
Inventory	(84,677)	(2,445,052)
Advances from supplies	752,175	-
Prepaid expenses and other current assets	200,992	(36,947)
Accounts payable	(316,626)	(649,891)
Accrued expenses and tax payables	(206,375)	(131,040)
Net cash provided by (used in) operating activities	4,710,954	(425,390)

Cash flows from investing activities
Acquistion of property and equipment	-	(857)
Purchase of intangible asset and payment of contract deposit	(7,149,541)	-
Refund of contract deposit	2,220,354	1,095,681
Net cash provided by (used in) investing activities	(4,929,187)	1,094,824

Cash flows from financing activities
Proceeds from related party loans	276,645	-
Repayement of related party loans	-	(1,169,990)
Net cash provided by (used in) financing activities	276,645	(1,169,990)

Effect of exchange rate changes on cash	14,805	(15,809)

Net increase (decrease) in cash	73,217	(516,365)

Cash, beginning of the period	23,508	592,671

Cash , end of the period	$96,725	$76,306

Supplemental disclosure of cash flow information
Cash paid for income taxes	$-	$1,555,613
Supplemental disclosure of Non-cash transaction:
Intingable asset transferred from contract deposits	$217,278	$-

The accompanying notes are an integral part to the cosolidated financial statements

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Inventory

Inventory is stated at the lower of cost, determined using the weighted average cost method, and net realizable value.  Costs include materials, labor and manufacturing overhead.  Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.  Management periodically compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. No allowance for inventory markdown is considered necessary for nine months ended December 31, 2012 and 2011.

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

The Company accounts for the impairment of long-lived assets in accordance with the guidance of FASB ASC 360-10-20. Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. Based on its review, the Company believes that, as of December 31, 2012, there were no impairment of its long-lived assets.

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

Revenue Recognition

Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers. The Company sells primarily to distributors who subsequently sell the merchandise. The agreements with distributors do not provide for the right of return.  Return from distributors has historically been immaterial and accordingly no reserve is deemed necessary as of December 31, 2012 and 2011.

3.	INVENTORY

As of December 31, 2012 and March 31, 2012, inventory consists the following:

	December 31, 2012	March 31, 2012
Raw materials	$78,503	$13,553
Finished goods	20,015	60
Total	$98,518	$13,613

4.	CONTRACT DEPOSIT

Contract deposit represents payments under material contracts by which the Company intends to purchase drug formula to be used in the manufacturing and increasing its product lines.

As of December 31, 2012 and March 31, 2012, contract deposit consists of the following:

	December 31, 2012	March 31, 2012
Contract deposit-Tonghua (1)	$1,269,620	$3,444,658
Contract deposit-Xinyu(2)	-	214,509
Contract deposit-Yangsenwubao (3)	1,126,787	-
Contract deposit-Qiangshu(4)	2,301,186	-
Contract deposit-Yinge(5)	2,594,785	-
	7,292,378	3,659,167
Less: current portion	(1,269,620)	(3,189,441)
Total	$6,022,758	$469,726

(1)	On March 21, 2010, the Company entered into a New Drug Assignment Agreement (the “Tonghua Agreement”) with TonghuaYisheng Pharmaceuticals Company Limited (“Tonghua”) pursuant to which the Company agreed to purchase a new drug candidate, called Nafarelin, from Tonghua for a purchase price of RMB33,000,000 (approximately $4.85 million). The total purchase price is payable in three installments: 33% of the total purchase price (approximately $1.6 million) was paid upon execution of the Tonghua Agreement in March 2010; another 33% (approximately $1.6 million) was paid in March 2011 (although it is required to be paid upon conclusion of third clinical trial for the product pursuant to the terms of the Tonghua Agreement) and the balance is payable upon conclusion of the transfer.

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

On June 6, 2012, the Company entered into a Termination Agreement with Tonghua pursuant to which the Tonghua Agreement was terminated. Pursuant to the Termination Agreement, Tonghua will refund prepayment of RMB 22,000,000 (approximate to $3.5 million) in four installments. The first installment of RMB5, 000,000 (approximately $794,000) will be refunded prior to August 30, 2012, the second installment of RM6, 000,000 (approximately $950,000) will be refunded prior to November 30, 2012, the third installment of RMB8,000,000 (approximately $1.3 million) will be refunded prior to February 28, 2013 and the last installment of RMB3,000,000 (approximately $476,000) will be refunded prior to May 30, 2013. During nine months ended December 31, 2012, the Company received refund payment of RMB14,000,000 (approximately $2.22 million).

(2)	On April 30, 2012, the Company entered into Xinyu Breath Spray purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the total purchase price is RMB8,500,000 (approximately $1.33 million). The Company will pay 50% of the purchase price after commencement of the Xinyu Breath Spray purchase agreement and pay the rest of the purchase price after the Company manufactured three batches of Xinyu Breath Spray that meet the quality standards of the product. The Company paid RMB1,370,000 (approximately $215,000) on March 29, 2012, RMB3,630,000 (approximately $568,000) on May 30, 2012 and paid the balance due of RMB3,500,000 (approximately $554,000) in August 2012. Based on ASC 805-50-30 “Initial Measurement on Acquisition of Assets Rather Than a Business” and ASC350-30 ”General Intangibles Other Than Goodwill”, the total payment pursuant to the agreement with Harbin Junde Healthcare Product Company is recorded as an intangible asset and will be amortized over the estimated useful life of this product. (See note 5)

(3)	On August 10, 2012, the Company entered into Yangshen Wubao purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture Yangshen Wubao at the total purchase price of RMB13,000,000 (approximately $2.06 million). The Company paid RMB3,000,000 (approximately $475,000) as the deposit at the closing of Yangsheng Wubao purchase agreement. The balance of the purchase price will be paid in installments according to the payment schedule. During nine months ended December 31 2012, the Company paid RMB7,100,000 (approximately $1.1 million). The outstanding balance of RMB5,900,000 (approximately $936,344) will be paid in March 2013.The Company manufactured samples of this product using a subcontractor in the United States in November 2012 in order to provide samples to potential customers. Based on ASC 805-50-30 “Initial Measurement on Acquisition of Assets Rather Than a Business” and ASC350-30 ”General Intangibles Other Than Goodwill”, the total payment pursuant to the agreement will be recorded as an intangible asset once the Company finishes the acquisition process and is being amortized over the life of this product.

(4)	On November 1, 2012, the Company entered into Qiangshu purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture the product Qiangshu at the total purchase price of RMB18,500,000 (approximately $2.94 million). The Company paid RMB14,500,000 (approximately $2.30 million) as the deposit at the closing of Qiangshu purchase agreement in October 2012. The balance of the purchase price will be paid in installments according to the progress of performance under the contract.

(5)	On December 18, 2012, the Company entered into Yinge purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture the product Yinge at the total purchase price of RMB18,500,000 (approximately $2.94 million). The Company paid RMB16,350,000 (approximately $2.60 million) as the deposit at the closing of Yinge purchase agreement in October and November 2012. The balance of the purchase price will be paid in installments according to the progress of performance under the contract.

5.	INTANGIBLE ASSETS

As of December 31, 2012 and March 31, 2012, intangible assets consist of the following:

	December 31, 2012	March 31, 2012
Land use rights	$4,475,409	$4,415,426
Formulas	1,348,971	-
	$5,824,380	$4,415,426
Less: Accumulated amortization	(572,047)	(374,394)
	$5,252,333	$4,041,032

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

On April 30, 2012, the Company entered into Xinyu Breath Spray purchase agreement with Harbin Healthcare Product Company (See note 4). Total amount of the purchase price of RMB8,500,000 (approximately $1,345,150) is being amortized on a straight-line basis over 10 years.

The amortization expense for the nine months ended December 31, 2012 and 2011 was $197,633 and $158,148, respectively.

6.	DUE TO (FROM) RELATED PARTIES

Due to/(from) related parties consist of the following:

	December 31, 2012	March 31, 2012
Due from Harbin Tianmu Real Estate Development Co. Ltd (a)	$(399,391)	$(599,151)
Due to Yao, Mingli, Chairman of the Company	128,616	570,324
Due to(from) US Hua Sky International Investment LLC (b)	(24,130)	27,727
Due from Tianmu Investment Co. Ltd (c)	(4,761)	(7,829)
Due from Yao, Yuan, a shareholder of the Company (d)	479,619	(78,609)
Total	$179,953	$(87,538)

(a) Harbin Tianmu Real Estate Development Co., Ltd. is an entity owned by our Chairman, Mr. Mingli Yao.

(b) US Hua Sky International Investment LLC is an entity owned by our Chairman, Mr. Mingli Yao

(c)Tianmu Investment Co., Ltd. is an entity partially owned by our Chairman, Mr. Mingli Yao.

(d) Ms. Yuan Yao is the daughter of Mr. Mingli Yao.

Mr. Mingli Yao and Ms.Yuan Yao have personally guaranteed the loan receivable from Harbin Tianmu Real Estate Development Co. Ltd and Tianmu Investment Co. Ltd. If the loan has not been repaid in the year ended March 31, 2013, Mr. Yao and Ms.Yao has agreed to offset the balance due to them referenced above.

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

The Company’s Chinese subsidiaries are subject to the Income Tax Law of the People’s Republic of Chinawhich provides a general income tax rate of 25% with certain exception. As of December 31, 2012, the Company’s PRC entity, Lvnong, remains open for statutory examination by PRC tax authorities.

The Company is incorporated in the United States.  It had net operating loss carry forwards for United States income tax purposes approximately $2.3 million as of December 31, which may be available to reduce future years' taxable income in the United States. These carry forwards will expire between 2028 and 2032. Management doesn't expect to remit any of its net income back to the United States in the foreseeable future.  Accordingly, the Company recorded a full valuation allowance as of December 31, 2012 and March 31, 2012.

The reconciliation of income tax expense at the U.S. statutory rate at 35% for the nine months ended December 31, 2012 and 2011, to the Company’s effective tax is as follows:

	December 31, 2012	December 31, 2011
U.S. Statutory income tax rate	$811,673	$1,631,646
Taxable difference between U.S. and China	(270,513)	(570,114)
Expenses not deductable for tax purpose in China	-	10,080
Change in valuation allowance	143,080	377,648
Effective income tax	$684,240	$1,449,260

The provisions for income taxes for the nine months ended December 31, 2012 and 2011 are summarized as follows:

	December 31, 2012	December 31, 2011
Current	$376,159	$1,451,960
Deferred - United States	(135,124)	-
Deferred - China	300,125	(2,700)
Change in Valuation Allowance	143,080	-
Total	$684,240	$1,449,260

The components of income (loss) before income taxes from China and U.S. for the nine months ended December 31, 2012 and 2011 were as follows:

	For the Nine Months Ended December 31,
	2012	2011
China	$2,498,393	$5,041,773
United States	(180,355)	(390,796)
Income before income tax	$2,318,038	$4,650,977

(b)	Value added tax (“VAT”)

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

On June 28, 2012, the Company signed the lease agreement for the Company’s office which will have a rental arrangement of $1,749 per month. Pursuant to the lease agreement, the term of the lease is from August 2012 to July 2013. Four months rental were waived. In June 2012, the Company paid $3,498 as security deposit. As of December 31, 2012, the Company was obligated to pay $10,494 under the lease agreement.

10.           CONCENTRATION OF CREDIT RISKS

For the three months ended December 31, 2012, Radix Polygoni Capsule and Xinyu Breath Spray represented 62% and 36% of the total sales, as compared to four products manufactured by the Company, including Panax and Radix Polygoni Capsule, Antihyperlipidemics, Calcium Gluconate Oral Liquid, and Anti-bacterial Mouthwash, represented 44.14%, 18.23%, 16.3%, and 14.38% respectively of the total sales for the three months ended December 31, 2011.

For the nine months ended December 31, 2012, Radix Polygoni Capsule and Xinyu Breath Spray represented 79% and 20% of the total sales, as compared four products manufactured by the Company, including Panax and Radix Polygoni Capsule, Antihyperlipidemics, Calcium Gluconate Oral Liquid, and Anti-bacterial Mouthwash, represented 45.10%, 20.25%, 14.68% , and 14.66% respectively of the total sales for the nine months ended December 31, 2011.

During the three months ended December 31, 2012, 50% of sales were generated from two major customers During the three months ended December 31, 2011, 15% of sales were generated from one major distributor.

During the nine months ended December 31, 2012, 59% of sales were generated from two major customers. During the nine months ended December 31, 2011, no major distributors accounted for more than 10% of the Company’s total sales.

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

ITEM 2. Management’s Discussion and Analysis of Financial Conditions of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Tongli Pharmaceuticals (USA) Inc. for the nine months ended December 31, 2012 and 2011, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth above.

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

In August 2011, we formed HarbingLvnong Plant Ltd. (“Lvnong”) to plant and sell herbs in China. Lvnong is 100% owned by Tongli Technology. During the third quarter of fiscal year 2012, all the traditional Chinese medicines we planted were destroyed by typhoon. The Company entered a sublease agreement with a third party, an unrelated party, to sublease the land out. Pursuant to the agreement, the lease term is five years from October 2012 to November 2017.The Company will resume planting traditional Chinese medicines after the lease agreement is over.

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

Development and Strategy

We resumed production in the middle of July 2012, after six months of suspension of our production caused by the breakdown of a boiler and the related pipeline at our manufacturing facilities in January 2012. For the nine months ended December 31, 2012, we resumed the execution of our product channel expansion strategy that resulted in increased market penetration of our products and expanded revenue growth.

Panax and Radix Polygoni Capsule

In October, 2010, we began to manufacture and sell our new product Panax and Radix Polygoni Capsule. This new product has helped us to generate about 79% and 45.1% of our total sales for the nine months ended December 31, 2012 and 2011, respectively. We believe that this product has great market potential and will continue to generate sustainable income for our company in the foreseeable future.

Xinyu Breath Spray

On April 30, 2012, we entered into Xinyu Breath Spray purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to this agreement, the total purchase price is RMB8,500,000 (approximately $1.33 million). We will pay 50% of the purchase price after commencement of the Xinyu Breath Spray purchase agreement and pay the rest of the purchase price after we manufactured three batches of Xinyu Breath Spray that meet the quality standards of the product.  We paid RMB 5,000,000 (approximately $793,000) to Harbin Junde Healthcare Product Company in May 2012 and paid the balance due of RMB3,500,000 in August 2012.   For the three months and nine months ended December 31, 2012, Xinyu Breath Spray accounted for 36% and 20% of the total sales, respectively. This is a new while more profitable product that the Company looks to increase its market share by aggressive marketing promotions such as more TV advertisements in the near future.

Yangshen Wubao

On August 10, 2012, we entered into Yangshen Wubao purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to this agreement, we will acquire the exclusive right to manufacture the product Yangshen Wubao at the total purchase price of RMB13,000,000 (approximately $2.06 million). We paid RMB3,000,000 (approximately $475,000) as the deposit upon execution of Yangsheng Wubao purchase agreement. The rest of the purchase price will be paid in installments according to the payment schedule set forth in the agreement. During the three months ended December 31 2012, the Company paid RMB2,100,000 (approximately $333,275). The outstanding balance of payment of RMB7,900,000 (approximately 1.25 million) will be paid in March 2013. The Company manufactured samples of this product using a subcontractor in the United States in November 2012 in order to provide samples to potential customers.

Qiangshu

On November 1, 2012, the Company entered into Qiangshu purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture the product Qiangshu at the total purchase price of RMB18,500,000 (approximately $2.94 million). The Company paid RMB14,500,000 (approximately $2.62 million) as the deposit at the closing of Qiangshu purchase agreement. The rest of the purchase price will be paid in installments according to the progress of performance under the contract.

Yinge

On December 18, 2012, the Company entered into Yinge purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture the product Yinge at the total purchase price of RMB18,500,000 (approximately $2.94 million). The Company paid RMB16,350,000 (approximately $2.60 million) as the deposit at the closing of Yinge purchase agreement. The rest of the purchase price will be paid in installments according to the progress of performance under the contract.

The formulas and other related manufacturing know-how for the three products are all dietary supplements, purchased from Harbin Junde HealthCare Product Company. The Company looks to enter into dietary supplements market by manufacturing and marketing these products to the market. The products are all scientifically formulated and to be manufactured with advanced processing techniques and high quality standards.

Land Parcel

On December 20, 2010, we entered into a contract with third party to acquire the right to use a parcel of land for twenty years (from December 20, 2010 to December 30, 2030) with a total contract price of RMB 20 million (approximate to $3 million).  We started to use this parcel of land to plant the traditional Chinese medicine in 2011. We paid RMB 12 million (equivalent to $1,817,541) in December 2010 and RMB 8 million (equivalent to $1,211,694) in February 21, 2011. During the third quarter of fiscal year 2012, all the traditional Chinese medicines were destroyed by typhoon. Therefore, the Company subleased this land from October 2012 to November 2017.During the nine months ended December 31, 2012, the Company recorded rental income of RMB 100,000 (approximately $15,860). The Company will resume planting traditional Chinese medicines after the sublease is over.

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

Discussion of Operating Results

Operating results for the three months and nine months ended December 31, 2012 and 2011

Revenues, cost of sales and gross profit

We generated revenue of $3,752,983 and $7,083,973 for the three months and nine months ended December 31, 2012, compared to $4,127,532 and $13,583,418 in the three months and nine months ended December 31, 2011 respectively, decreased by 9.1% for the three months period and 48% for the nine months period. The decrease in the three months ended December 31, 2012 was mainly because the Company stopped manufacturing two older, less profitable products-Antihyperlipidemics and Fukezhidai, and began to market a new product of Xinyu Breath Spray during August 2012. The Company believes Xinyu Breath Spray will generate sustainable income in the near future. The significant decrease in sales for the nine months period, in addition to the discussion above for the three months, was mainly due to the interruption caused by the breakdown of a boiler and related pipeline in January 2012. The manufacturing process was not functional until the mid of July 2012.

We had distribution contracts with various distributors during the three months ended December 31, 2012 to sell its products in China.  We manufacture our products and ship the products to distributors based on the sales order from distributors each month.  Revenue is recognized at the time of the shipment.  No return is allowed, unless there is a quality problem.  During the three months ended December 31, 2012, there were no returns from distributors or customers.  Distributors normally make payments upon receiving the products; however, in some cases, we may extend credit to certain creditable distributors for certain period until the next shipment.

Our cost of sales was $1,733,110 and $3,481,018for the three months and nine months ended December 31, 2012, compared to $2,083,889 and $7,176,389 in the three months and nine months ended December 31, 2011 respectively, decreased by 16.8% for the three months period and 52% for the nine months period. As we didn’t generate any revenues in the first quarter of fiscal year 2012, we didn’t incur any cost of goods and gross profit in the first quarter of fiscal year 2012. The decrease in cost of sales was mainly related to the decrease in the sales in the same period.

Gross profit was $2,019,873 and $3,602,955 for the three months and nine months ended December 31 2012 compared to $2,043,643 and $6,407,029 in the three months and nine months ended December 31, 2011respectively, decrease by 1% for the three months period and 44% for the nine months period. The decrease in gross profit for nine month period was due to the reason we discussed above.

Gross profit margin was 53.8% and 50.9% for the three months and nine months ended December 31, 2012 compared to 49.6% and 47.1% in the three months and nine months ended December 31, 2011. Although the revenue for the three months and nine months ended December 31, 2012 decreased, compared to the same period in 2011, gross profit margin for three months and nine months ended December 31, 2012 increased, compare to the same period in 2011. The increase in gross profit margin was mainly due to (1) Panax and Radix Polygoni Capsule is the main product during the three and nine months ended December 31, 2012, It is more profitable compared to the other products; (2) The sales of Panax and Radix Polygoni Capsule represented 62% and 79% of the total sale in the three months and nine months ended December 31, 2012.

Operating expenses

Total operating expenses decreased by approximately $453,013 from $1,728,171 for the nine months ended December 31, 2011 to $1,275,158 for the nine months ended December 31, 2012, representing a 26.2% decrease. Total operating expenses decreased by approximately $84,476 from $310,701 for the three months ended December 31, 2011 to $226,225 for the three months ended December 31, 2012, representing a 27.2% decrease.

The decrease in operating expenses for the three months ended December 31, 2012 was mainly due to the decrease in selling expenses. The decreases in our total operating expense for the nine months ended December 31, 2012 as compared to the prior comparative periods were primarily related to the breakdown of a boiler and related pipeline in January 2012 and the interruption of manufacturing process. Our manufacturing process was notfunctional until the mid of July 2012. Higher operating expenses in the nine months ended December 31, 2011were due to the costs related to the common shares issued to several officers, directors, employees and consultant for their services.

Interest income (expense)

Interest income was $550 for the three months ended December 31, 2012 compared to interest expense of $0 for the three months ended December 31, 2011. Interest income was $814 for the nine months ended December 31, 2012 compared to interest expense of $27,881 for the nine months ended December 31, 2011 representing a 97.1% decrease. Interest expense decreased because there was no principal outstanding in year 2012.

Other income (expense)

Other income was $15,860 for the three and nine months ended December 31 2012. During the third quarter of fiscal year 2012, all the traditional Chinese medicines we planted were destroyed by typhoon. The Company subleased the land out. During the three and nine months ended December 31, 2012, the Company recorded rental income of RMB 100,000 (approximately $15,860). The Company recorded the amortization expense of the land as other expense of $26,433 as the Company subleased the land out, not using the land for its planting and selling herbs business in China since October 2012.

Income tax expense

All of our net incomes for the three months and nine months ended December 31, 2012 and 2011 were from Tianmu Pharmaceuticals, which conducts substantially of our operation in the PRC. Our Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

We had income tax expenses of $468,508 and $684,240 for the three months and nine months ended December 31, 2012, compared to $468,896 and $1,449,260 for the comparative periods in the fiscal year 2011.

Net income

As a result of the above factors, we reported net income of $1,315,116 and 1,633,798 for the three and nine months ended December 31, 2012 respectively, as compared to the net income of $1,264,046 and 3,101,717 for the three and nine months ended December 31, 2011 respectively.

Other comprehensive income

We operate primarily in the PRC and the functional currency of our operating subsidiary is RMB. RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is intended to imply that the RMB amounts could have been, or could be, converted, realized or settled into USD at the rate on December 31, 2012 or at any other rate.

The value of RMB against USD may fluctuate and is affected by changes in political and economic conditions. Our revenues, costs and financial assets are mostly dominated in RMB while our reporting currency is the U.S. dollar. Accordingly, this may result in gains or losses from currency translation on our financial statements.

Translation adjustments resulting from this process amounted to a gain of $273,841 and $588,692 for the nine months ended December 31, 2012 and 2011, respectively.  The balance sheet amounts with the exception of equity at December 31, 2012 were translated at 6.3011 RMB to 1.00 USD as compared to 6.5918 RMB to 1.00 USD at December 31, 2011. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the nine months ended December 31, 2012 and 2011 were 6.3053 RMB and 6.7413 RMB, respectively.

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

As of December 31, 2012 and March 31, 2012, due to (from) related parties consists the following:

	December 31, 2012	March 31, 2012
Due from Harbin Tianmu Real Estate Development Co. Ltd (a)	$(399,391)	$(599,151)
Due to Yao, Mingli, Chairman of the Company	128,616	570,324
Due to(from) US Hua Sky International Investment LLC (b)	(24,130)	27,727
Due from Tianmu Investment Co. Ltd (c)	(4,761)	(7,829)
Due from Yao, Yuan, a shareholder of the Company (d)	479,619	(78,609)
Total	$179,953	$(87,538)

As of December 31, 2012, the balance of due from Harbin Tianmu Real Estate Development Co. Ltd. was $399,391. Harbin Tianmu Real Estate Development Co., Ltd. is an entity owned by our Chairman, Mr. Mingli Yao. Due from US Hua Sky International Investment LLC was $24,130. US Hua Sky International Investment LLC is an entity owned by our Chairman, Mr. Mingli Yao. Due from Tianmu Investment Co. Ltd was $4,761. Tianmu Investment Co., Ltd. is an entity partially owned by our Chairman, Mr. Mingli Yao.

Mr. Mingli Yao and his daughter, Ms. Yuan Yao have personally guaranteed the loan receivable from Harbin Tianmu Real Estate Development Co. Ltd and Tianmu Investment Co. Ltd. If the loan could not been repaid during the year ended March 31, 2013, Mr. Yao and Ms. Yao have agreed to offset the balance due to them referenced above.

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

Total current assets decreased to approximately $4.3 million as of December 31, 2012 as compared to $9.1 million at March 31, 2012.  The primary changes in our current assets during this period were from changes in accounts receivable, advance to suppliers and current portion of contract deposits.

Our current liabilities as of December 31, 2012 were approximately $1.2 million compared to $1.5 million as of March 31, 2012. The decrease in our current liabilities during this period was mainly from the decrease in tax payable and accounts payable.

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

Discussion of Cash Flow

Comparison of cash flows results for the three months ended December 31, 2012 and 2011 is summarized as follows:

	December 31, 2012	December 31, 2011
Net cash provided by (used in) operating activities	$4,710,954	$(425,390)
Net cash provided by (used in) investing activities	(4,929,187)	1,094,824
Net cash providedy by (used in) financing activities	276,645	(1,169,990)
Effect of exchange rate changes on cash	14,805	(15,809)
Net increase (decrease) in cash	73,217	(516,365)
Cash, beginning of period	23,508	592,671
Cash, end of period	$96,725	$76,306

Operating activities

Cash flows provided by operating activities for the nine months ended December 31, 2012 amounted to $4,710,954, which consists of our net income of $1,633,798, adds back noncash adjustments of $983,501 including depreciation and amortization of $460,420, deferred tax assets of $308,081 and stock issued for services of $215,000 and offset by net changes in operating assets and liabilities, primarily including increase of prepaid expenses and other current assets and an decrease in accounts payable and accrued expenses and tax payable of $2,093,655.

Cash flows used in operating activities for the nine months ended December 31, 2011 amounted to $425,390, which consist of our net income of $3,201,717, adds back noncash adjustments of $1,259,181(including depreciation and amortization of $419,622, , accrued interest expense on related party loan of $27,881, stock issued for services of $813,821 and deferred tax asset of $2,143 and offset by net changes in operating assets and liabilities, primarily including increase of accounts receivable of $1,623,358 which represented the temporarily uncollected amount from our increased credit sales during the year, an increase in inventory of 2,445,052 to stock raw materials to avoid the potential raw material price increase in the near future.

Investing activities

Net cash used in investing activities for the nine months ended December 31, 2012 amounted to $4,929,187. $7,149,541 were paid to purchase formulas and to make contract deposits. The refund of $2,220,354 was received from Tonghua pursuant to the Termination Agreement.

Net cash provided by investing activities for the nine months ended December 31, 2011 amounted to $1,094,824 which consists of refunded deposit received from the Termination Agreement with Lanhai.

Financing activities

Cash flows provided by by financing activities amounted to $276,645 for the nine months ended December 31, 2012, which consists of proceeds from related party loans.

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

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2012, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of December 31, 2012. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9A of our annual report for the fiscal year ended March 31, 2012. As of December 31, 2012, we had not completed the remediation of these material weaknesses.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, except as disclosed above

PART II - OTHER INFORMATION

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

Tongli Pharmaceuticals (USA), Inc.

February 14, 2013	By:	/s/ Mingli Yao
Mingli Yao
Chief Executive Officer
(Principal Executive Officer)

February 14, 2013	By:	/s/ Li Li
Li Li
Chief Financial Officer
(Principal Financial and Accounting Officer)

