Form 10-K
period 2013-03-31
Tongli Pharmaceuticals (USA), Inc.
filed 2013-06-28
CIK 1052284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ending March 31, 2013

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

The aggregate market value of the voting and non-voting common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s Common Stock on September 30, 2012 was $0.15. The trading price as of September 30, 2012 was 0.15 and the market value of the voting and non-voting common equity held by non-affiliates was $1,662,968as of September 30, 2012.

As of June 15, 2013, there were 14,848,122 outstanding shares of common stock of the registrant, par value $.001 per share.

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

On August 12, 2008, American Tony completed a reverse merger with Aim Smart Corporation (“Aim Smart”), a public shell, which was originally incorporated on April 27, 1988 in the State of Colorado under the name “Gatwick, Ltd” for the purpose of seeking a merger or acquisition with one or more companies or businesses, and was reorganized as a Delaware corporation in September 2007. The acquisition was effected by the merger of American Tony into a wholly-owned subsidiary of Aim Smart.

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

Tianmu Pharmaceuticals was formed under laws of the PRC on November 26, 1999. In February 2007, American Tony acquired Tianmu Pharmaceuticals through a recapitalization transaction which was accomplished through the exchange of shares with Heilongjiang Tongli Technology Co., Ltd. (“TT” or “Tongli Technology”), a wholly-owned subsidiary of American Tony formed in 2007 in the PRC. TT owns 100% of Tianmu Pharmaceuticals and hasn’t had any other operations since its inception. In August 2011, we formed Lvnong to grow chinese herbs in China. The primary purpose of Lvnong is to provide required chinese herbs to Tianmu Pharmaceuticals . Lvnong is 100% owned by our indirect wholly owned subsidiary, Tongli Technology.

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

We believe that the sales of TCM in China reflect the central and still growing role these therapies play in medical care in that nation.  According to Helmut Kaiser Consultancy, TCM market is rapidly developing since later of 1990s. In 2010, the output value of TCM amounted to RMB317.2 billion (about $51.2 billion), which increased 24%. The net yield and profits of TCM production is much higher than the average for the country's medical industry. The total TCM market in China will rise to $124.9 billion in 2025. According to China News, as a result of the increasing wealth of China and an aging population, it is estimated that by 2015, China will be the second largest market in the world, the herbal medicine production value will exceed more than $887 billion.

TCM Industry Drivers

We believe that demographic, governmental and related factors in the China will be favorable to growth and expansion of our business.

Growing Prosperity of the Chinese People. The increased spending power of China’s population continues to be reflected in the increased consumption of health products and medical services. Mckinsey & Co estimates that the size of China’s TCM market reaches $13 billion in 2011.

Population and Aging

•	The total population of China was 1.35 billion at the end of 2012, according to official government estimates.

•	Due to improved healthcare, the elderly population of China is growing.

•	The health/medical costs associated with care for elderly in China are approximately five (5x) times that of younger people.

•	China had 178 million people over 60 years old, of which 119 million are over 65. By 2042, more than 30% of China’s total population will be over 60, according to “100 Million Elderly: China Demographic Time Bomb” in Economic Observer in 2012.

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

Recognizing the popularity of TCM, the Chinese government is actively promoting its use as part of recent healthcare reform. In addition to requiring all community health centers to establish TCM departments, the government mandates greater inclusion of and higher reimbursement rates for TCM in its new rural medical reform scheme. Furthermore, it has increased the number of TCM products on the national reimbursement drug list to 307 by the end of 2012, accounting for one-third of the list. Over the last three years, the government has invested $2.7 billion in TCM clinical research centers and hospital infrastructure upgrades.

Increasing international market Thanks to the interest in pursuing a healthy and natural lifestyle, demands for herbal medicine are increasing. According to the China Association of Traditional Chinese Medicine, the TCM industry output was worth $55 billion in 2011 and is expected to hit $88 billion by 2017, with an annual growth rate of 12 percent.

Our Products

Our Chinese operating subsidiaries have been developing, manufacturing and distributing pharmaceuticals and health care products that incorporate elements of Chinese traditional medicine with elements of western medicine since 1999. Tianmu Pharmaceuticals currently offers drugs and health care products in several distinct categories, including:

•	Antihyperlipidemics. These tablets, based on principles of Chinese traditional medicine, are used to reduce cholesterol levels and soften blood vessels in order to improve circulation. Our antihyperlipidemics are offered as an affordable alternative to the statins commonly used for this purpose in western medicine. For the year ended March 31, 2013, sales of Antihyperlipidemics accounted for approximately 5% of our total sales revenue during the year.

•	Panax and Radix Polygoni Capsule. We began to market this new product in October 2010. This product is designed to reinforce the liver and kidney, replenish Qi (life energy) and blood, with major application on Qi and blood infirmity, beard and hair early whiteness, neurastheria, morbid forgetfulness and insomnia, lack of appetite and fatigue. For the year ended March 31, 2013, sales of Panax and Radix Polygoni Capsule accounted for approximately 75% of our total sales revenue during the year.

•	Xinyu Breath Spray. It was used to counter disease and odor in the oral cavity and throat. For the year ended March 31, 2013, sales of Xinyu Breath Spray accounted for approximately 18% of our total sales revenue during the year.

•	Calcium Gluconate Oral Liquid. This is a calcium supplement used for the prevention and treatment of diseases caused by calcium deficiency, such as osteoporosis, bone hypoplasis, and rickets. The liquid is particularly recommended for women during menopause or lactation. We believe that our product has a competitive advantage over other similar products provided by our competitors, because we have obtained a pharmaceutical license for this product, which is considerably more authoritative than the health license under which most of our competitors market their calcium supplements. For the year ended March 31, 2013, sales of Calcium Gluconate Oral Liquid accounted for approximately 1% of our total sales revenue during the year.

•	Ginshenwubao. It is a dietary food supplement and can support human immunity, especially for aged people and valetudinarianism. It also has significant benefits to improve amnesia and insomnia. It contains extracts from American Ginseng and Fo-Ti roots. Ginsenosides can tonify Qi and Ying. Fo-Ti extracts can nourish hepatorenal functions, strengthen physique and blacken beard and hair as well as reduce hyperlipidemia. During November 2012, the Company manufactured samples of this product using a subcontractor in the United States in order to provide samples to potential customers. The Company expects to sell Ginshenwubao during third quarter of fiscal 2013. The Ginshenwubao is a Tongli’s exclusive patent document and will market to the domestic and oversea market.

We have obtained Drug Register License and Drug Production Certificate for the first four products listed above from China State Food & Drug Administration (“SFDA”). For further information, please refer to “Government Regulation” below.

Qiangshu

On November 1, 2012, the Company entered into Qiangshu purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture the product Qiangshu at the total purchase price of RMB18,500,000 (approximately $2.94 million). The Company paid RMB14, 500,000 (approximately $2.62 million) as the deposit at the closing of Qiangshu purchase agreement. As of March 31, 2013, the Company paid the full amount of the purchase price. As of the date of audit report, the application of trade mark for Qiangshu is under review by United State Patent and Trademark Office under application serial number 85832395.

Yinge

On December 18, 2012, the Company entered into Yinge purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture the product Yinge at the total purchase price of RMB18,500,000 (approximately $2.94 million). The Company paid RMB16, 350,000 (approximately $2.60 million) as the deposit at the closing of Yinge purchase agreement. As of March 31, 2013, the Company paid the full amount of the purchase price. As of the date of audit report, the application of trade mark for Yinge is under review by the United State Patent and Trademark Office under application serial number 85848632.

Zexiejuemingzi

On March 1, 2013, the Company entered into Zexiejuemingzi purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture the product Zexiejuemingzi at the total purchase price of RMB12,000,000 (approximately $1.91 million). The Company paid RMB1,900,000 (approximately $0.30 million) as the deposit at the closing of Zexiejuemingzi purchase agreement in March 2013. The balance of the purchase price will be paid in installments according to the progress of performance under the contract. The Company paid RMB2,500,000(approximately $0.40 million) in April 2013.

Songgezhenzhu

On March 1, 2013, the Company entered into Songgezhenzhu purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture the product Songgezhenzhu at the total purchase price of RMB16,000,000 (approximately $2.55 million). The Company paid RMB3,000,000 (approximately $0.48 million) as the deposit at the closing of Songgezhenzhu purchase agreement in March 2013. The balance of the purchase price will be paid in installments according to the progress of performance under the contract. The Company paid RMB2,300,000(approximately $0.37 million) in April 2013.

The formulas and other related manufacturing know-how are all dietary supplements, purchased from Harbin Junde HealthCare Product Company. The Company is gradually entering into the healthcare products market by manufacturing and marketing these products to the market. The products are all scientifically formulated and to be manufactured with advanced processing techniques and high quality standards.

Manufacturing

Our manufacturing and warehouse facilities are currently located in the Limin Pharmaceutical Technology Park in the City of Harbin. Our entire site was constructed in compliance with Chinese State Drug Administration GMP (Good Manufacturing Practices) standards at a total construction cost of 50 million RMB (approximately $7.3 million), with a goal of achieving world class standards. In recognition of our accomplishment, our manufacturing facility has received the National Drug GMP (Good Manufacturing Practices) Certificate, which is required by laws in order to carry on pharmaceutical manufacturing in the PRC. We have also received certificates from the International Organization for Standardization: specifically, ISO9001:2000 International Quality Management System Certificate and ISO14001 Environmental Management System Certificate.

Considering TDM also growing in popularity in Western Markets, where many want to pursue a more natural lifestyle, and the size of China’s TCM market in the future and drug safety issues in China, the Company plans to invest and manufacture the new products mentioned above in the United States. On September 7, 2012, the Company entered a Manufacturing Contract with Alaska Spring Pharmaceuticals to manufacture Ginshenwubao. During the year ended March 31, 2013, the Company manufactured samples using Alaska Spring Pharmaceuticals in order to provide them to potential customers. The Company expects to start the normal manufacture of Ginshenwubao during the third quarter of fiscal 2013.

The Company plans to invest about $20 million to build a new manufacturing facility in the United States with a research and development center during the next two years

Marketing

During 2013, the Company will fully enter into the healthcare products market in the PRC. We will distribute our US Holding Company’s products mentioned above in the PRC market and establish extensive sales networks.. The Company will establish 1000 additional city and county level distribution agents in order to promote the launch our future products during the next three years.

We currently market within the PRC. Our distribution network is comprised of our own direct sales personnel as well as a network of authorized distribution agents. Currently our sales network includes:

•	20 regional distribution agents;

•	over 300 city and county level distribution agents; and

•	Selecting the distribution agents according to the their performance rating. We will support some potential distribution agents and promote our products using media advertisements. Our sales team are middle-age experienced sales

Major Customers

During the year ended March 31, 2013, approximately 65.4% of sales were generated from two major distributors (Qingdao Fengyunatang Medicine Ltd. and Lanzhou Qiangsheng Medicine Ltd.). In addition, our two major products (Panax and Radix Polygoni Capsule and Xinyu Breath Spry) represented approximately 93% of the total sales for the year ended March 31, 2013; our four major products (Antihyperlipidemics, Yuxiang Anti-Bacterial Mouthwash, Calcium Gluconate Oral Liquid and Panax and Radix Polygoni Capsule represented approximately 94% of the total sales for the year ended March 31, 2012.

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

We have decreased research and development expenses incurred in the fiscal year ended March 31, 2013 because we change our strategy to acquiring new products with significant market potential from third parties instead of relying on our own efforts which we believe will be more efficient. During the year ended Marched 31, 2013, the Company acquired four products from the third party. Xinyu Breath Spray, one of four products, manufactured from July, 2013. The sale of Xinyu Breath Spray accounted for 18% of the total sales during the year ended March 31, 2013.

During 2013, the Company will continue to use most of the funds invest in purchasing products from the PRC.

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

Competition

From now, our target market is the agricultural village in the process of medical reforms with the idea of "caring is better than treating". We plan to bring the idea to the second and third tier cities in China. The market for our products would be huge if we can keep the price reasonable and affordable to the customers in the target market.

Growth Strategies

Tongli Pharmaceutical USA is an OTCBB listed company in USA with its operating entity in China. After five years operation in China, the Company plans to invest about $20 million to build a new manufacturing facility in USA with a R&D center during the next two years. The major products for the new facility would be health care products and drugs as its supplementary products. R&D center will focus its research on new Chinese medicinal materials which are in short supply in China market.

China is projected to become the second largest market for health care products after USA after year 2013. The PRC is in great need for health care products, particularly those manufactured in USA. Health care products are not only for care, but for treatment as well, with little or no side effects. The market potential for these products is huge. Health care products have no fixed price in current market and the manufacturer can set prices for its products according to its costs with profits locked in.

Government Regulation

The pharmaceutical industry in China, including the TCM sector, is highly regulated. The primary regulatory authority is the Chinese State Food and Drug Administration (“SFDA”), including its provincial and local branches. As a developer, producer and distributor of medicinal products, we are subject to regulation and oversight by the SFDA and its provincial and local branches. The Law of the PRC on the Administration of Pharmaceuticals provides the basic legal framework for the administration of the production and sale of pharmaceuticals in China and covers the manufacturing, distributing, packaging, pricing and advertising of pharmaceutical products. Its implementing regulations set forth detailed rules with respect to the administration of pharmaceuticals in China. We are also subject to other PRC laws and regulations that are applicable to business operators, manufacturers and distributors in general.

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

Tianmu Pharmaceuticals has registered its Yuxiang Anti-Bacterial Mouthwash with Heilongjiang Province Public Health Bureau .

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

As of the date of this Annual Report, we believe we are in compliance with the Environmental Protection Law of the PRC, as well as applicable local regulations (including the City of Harbin). In addition to compliance with PRC laws and local regulations, we consistently undertake active efforts to ensure the environmental sustainability of our operations. In the event we fail to comply with applicable laws, we may be subject to penalties.

Intellectual Property

We have one registered trademark for the Chinese character of “Tianmu” approved by the China Trademark Office covering drug capsule, medicinal capsule and active pharmaceutical ingredients. This registered trademark relates to our drug products. The trademark registration expired in August 2012 and we renewed the registration on June 19, 2013 for another ten-year period until 2023.

We have one design patent registered in China that covers the method of applying blue polyethylene packaging to the bottles of our Calcium Gluconate Oral Solution. This design patent relates to our healthcare products and will expire on May 10, 2015.

We have one registered trademark of “Ginshenwubao” approved by the United State Patent and Trademark office.

All of our employees are bound by our company policy of non-disclosure our proprietary information, although we have no written confidentiality agreements with individual employee.

Employees

We currently have approximately 118 employees, all of whom are employed on a full-time basis. 28 employees are in executive management and human resource and administration, 10 in accounting, 80 in technical and manufacturing.

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

Our two major products (Panax and Radix Polygoni Capsule and Xinyu Breath Spray) represented approximately 93% of the total sales for the year ended March 31, 2013. We expect that a significant portion of our future revenue will continue to be derived from sales of these two products. If any of these two products were to become subject to a problem such as loss of patent protection, unexpected side effects, regulatory proceedings, publicity adversely affecting user confidence or pressure from competing products, or if a new, more effective treatment should be introduced, the impact on our revenues could be significant.

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

Our business development would be hindered if we lost the services of some key personnel. Yao Mingli is the Chief Executive Officer of our company and of its operating subsidiary, Tianmu Pharmaceuticals. Mr. Yao is responsible for strategizing not only our business plan but also seeking financing to implement our business plan. If Mr. Yao were to leave Tianmu Pharmaceuticals or become unable to fulfill his responsibilities, our business would be imperiled. At the very least, there would be a delay in the development of Tianmu Pharmaceuticals until a suitable replacement for Mr. Yao could be retained.

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

We depend on our distribution network for the success of our business. During the year ended March 31, 2013 and 2012, approximately 65.4% and 26% of sales were generated from two major distributors (Qingdao Fengyunatang Medicine Ltd. and Lanzhou Qiangsheng Medicine Ltd.). Competitors may seek to pull our distribution network away from us. In addition, if dominant members of our distribution network become dissatisfied with their relationship with Tianmu Pharmaceuticals, a concerted effort by the distribution network could force us to accept less favorable financial terms from the distribution network. Either of these possibilities, if realized, would have an adverse effect on our business.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. As a public company, we have significant additional requirements for enhanced financial reporting and internal controls. We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

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

We do not presently have a Chief Financial Officer with U.S. public company experience.

We do not presently have a Chief Financial Officer that is familiar with the accounting and reporting requirements of a U.S. publicly-listed company.  Currently we do not have sufficient in-house expertise in US GAAP reporting.  Instead, we rely on the expertise and knowledge of external financial advisors in US GAAP conversion who help us prepare and review the consolidated financial statements. Thus no assurance can be given that there are no material errors or weaknesses existing with our financial reporting or internal controls. In addition, we do not believe we have sufficient documentation with our existing financial process, risk assessment and internal controls. The position of Chief Financial Officer of a U.S. publicly-listed company is critical to the operations of such a company, and our failure to fill this position in a timely and effective manner will negatively impact our business.

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

Our Certificate of Incorporation authorizes the issuance of shares of preferred stock which, if issued, the rights, preference, designations and limitations of such preferred stock could operate to the disadvantage of the shares of our outstanding common stock.

Our certificate of incorporation authorizes the issuance of shares of preferred stock, the rights, preferences, designations and limitations of which may be set by the board of directors. While no preferred stock is currently outstanding or subject to be issued, the articles of incorporation have authorized issuance of up to 1,000,000 shares of preferred stock (“Preferred Stock”) in the discretion of the board of directors. Such Preferred Stock may be issued upon filing of a Certificate of Designation with the Secretary of state of Delaware, without further shareholder action \. If issued, the rights, preferences, designations and limitations of such Preferred Stock would be set by our board of directors and could operate to the disadvantage of the shares of our outstanding Common Stock. Such terms could include, among others, preferences as to dividends and distributions on liquidation.

Item1B Unresolved Staff Comments

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

In addition, in March 2011, we entered into a supplemental contract with the same third-party to acquire the right to use a nearby fish pond for twenty years with total contract price of RMB 5.5 million (approximate to $0.85 million). RMB5,270,665 (approximately $825,000) was paid as of March 31, 2012. The balance of RMB229,335 was paid in April 2012. We use this fish pond to provide water supply to the traditional Chinese medicine field.

During the third quarter of fiscal year 2012, all the traditional Chinese medicines were destroyed by a typhoon. Therefore, the Company subleased this land from October 2012 to November 2017.During the year ended March 31, 2013, the Company recorded rental income of RMB 250,000 (approximately $39,693). The Company will resume planting traditional Chinese medicines after the sublease is over.

As of March 31, 2013, the management revalued the carrying value of the land use right. Based on the current and anticipated condition, the management decided the carrying value of the land and fish pond can’t be fully recoverable. Management recorded RMB12, 013,967 (approximately $1.91 million) of impairment of the land and fish pond use right.

On June 28, 2012, the Company entered into an Office Service Agreement for office space located at 116 Village Blvd Suite 200, Princeton NJ 08540. The term of the lease is from August 1, 2012 to July 31, 2013. Monthly rent under the lease was $1,749. Four months rental were waived.

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

Item 4. MINE SAFETY DISCLOSURE

Not applicable

PART II

Item 5. Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information

Our Common Stock is traded on the OTC Bulletin Board under the symbols “TGLP.OB”. The following tables set forth, for the calendar quarter indicated, the quarterly high and low sales price for our common stock as reported on the OTC Bulletin Board. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, the quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions.

	High	Low
2012 by Quarter
April 1, 2011 - June 30 , 2011	$0.70	$0.30
July 1, 2011 - September 30, 2011	$0.60	$0.30
October 1, 2011 - December 31, 2011	$0.05	$0.30
January 1, 2012 - March 31 , 2012	$0.90	$0.02

2013 by Quarter
April 1, 2012 - June 30 , 2012	$0.15	$0.15
July 1, 2012 - September 30, 2012	$0.15	$0.15
October 1, 2012 - December 31, 2012	$0.15	$0.10
January 1, 2013 - March 31 , 2013	$0.07	$0.07
April 1, 2013 – June 20, 2013	$0.07	$0.05

On June 20, 2013, the closing price for shares of our common stock, as reported by the Over-the-Counter Bulletin Board, was $0.05.

Record Holders.

As of June 15, 2013, there were 472 registered holders of our common stock and 14,728,111 shares of common stock issued and outstanding.

Dividends

We have not paid dividends on our common stock in the past and do not anticipate doing so in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. The decision whether to pay cash dividends on our common stock will be made by our board of directors, at their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant. In addition, our ability to pay dividends may be affected by the foreign exchange controls in China.

Because we are a holding company, we rely entirely on dividend payments from our direct wholly owned subsidiary, who may, from time to time, be subject to certain additional restrictions on its ability to make distributions to us. PRC accounting standards and regulations currently permit payment of dividends only out of accumulated profits, a portion of which must be set aside to fund certain reserve funds. Our inability to receive all of the revenues from our subsidiaries’ operations may create an additional obstacle to our ability to pay dividends on our Common Stock in the future. Additionally, because the PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC, shortages in the availability of foreign currency may occur, which could restrict our ability to remit sufficient foreign currency to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table indicates shares of common stock authorized for issuance under our 2009 Incentive Plan as of March 31, 2013:

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

Item 7. Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Tongli Pharmaceuticals (USA) Inc. for the years ended March 31 2013 and 2012, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth above.

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

The Company’s main products include Panax and Radix Polygoni Capsule, Antihyperlipidemics, calcium supplement and Xinyu Breath Spray. These products are sold through distributors or directly to customers; no service is required of the Company after sales are made.  The Company’s primary customers are drug stores and hospitals located in China.

Development and Strategy

The PRC is projected to become the second largest market for health care products after USA after year 2013. The PRC is in great need for health care products, particularly those manufactured in USA. Health care products are not only for care, but for treatment as well, with little or no side effects. The market potential for these products is huge.

From the year 2013, the Company plans to fully enter into the healthcare product market. The Company plans to invest about $20 million to build a new manufacturing facility in USA with a R&D center during the next two years. The major products for the new facility would be health care products and drugs as its supplementary products. R&D center will focus its research on new Chinese medicinal materials which are in short supply in China market.

The Company currently received the approval for the trademark of Ginshenwubao from United States Patent and Trademark Office. Trade mark applications for Yinge and Qiangshu are under review by United States Patent and Trademark Office. During November 2012, the Company manufactured samples of this product using a subcontractor in the United States in order to provide samples to potential customers. The Company expects to sell Ginshenwubao during third quarter of fiscal 2013.

For the year ended March 31, 2013, we continued the execution of our product channel expansion strategy that resulted in increased market penetration of our products and expanded revenue growth. During 2013, the Company will use most of the funds invest in purchasing products from the PRC.

Xinyu Breath Spray

On April 30, 2012, the Company entered into Xinyu Breath Spray purchase agreement with Harbin Junde Healthcare product Company. Pursuant to the agreement, the total purchase price is RMB 8,500,000(approximately $1.33 million). The Company will pay 50% of the purchase price after commencement of the Xinyu Breath Spray purchase agreement and pay the rest of the purchase price after the Company manufactured three batches of Xinyu Breath Spray that meet the quality standards of the product. As of March 31, 2013, the Company paid the full amount contract price of RMB8,500,000 (approximately $1.36 million).

During the year ended March 31, 2013, the sale of Xinyu Breath Spray accounted for 18% of total sales.

Ginshen Wubao

On August 10, 2012, we entered into Ginshenwubao purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to this agreement, we will acquire the exclusive right to manufacture the product Ginshenwubao at the total purchase price of RMB13,000,000 (approximately $2.07 million). We paid RMB3,000,000 (approximately $475,000) as the deposit upon execution of Ginshenwubao purchase agreement. The rest of the purchase price will be paid in installments according to the payment schedule set forth in the agreement. As of March 31, 2013, the Company paid the full contract price. The Company manufactured samples of this product using a subcontractor in the United States in November 2012 in order to provide samples to potential customers.

Qiangshu

On November 1, 2012, the Company entered into Qiangshu purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture the product Qiangshu at the total purchase price of RMB18,500,000 (approximately $2.94 million). The Company paid RMB14,500,000 (approximately $2.62 million) as the deposit at the closing of Qiangshu purchase agreement. As of March 31, 2013, the Company paid the full amount of contract price. As the date of the report, the trademark application is under review by United States Patent and Trademark Office.

Yinge

On December 18, 2012, the Company entered into Yinge purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture the product Yinge at the total purchase price of RMB18,500,000 (approximately $2.94 million). The Company paid RMB16,350,000 (approximately $2.60 million) as the deposit at the closing of Yinge purchase agreement. As of March 31, 2013, the company paid the full amount of contract price. As the date of the report, the trademark application is under review by United States Patent and Trademark Office.

Zexiejuemingzi

On March 1, 2013, the Company entered into Zexiejuemingzi purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture the product Zexiejuemingzi at the total purchase price of RMB12,000,000 (approximately $1.91 million). The Company paid RMB1.900,000 (approximately $0.30 million) as the deposit at the closing of Zexiejuemingzi purchase agreement in March 2013. The balance of the purchase price will be paid in installments according to the progress of performance under the contract. The Company paid RMB2,500,000 (approximately $0.40 million) in April 2013.

Songgezhenzhu

On March 1, 2013, the Company entered into Songgezhenzhu purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture the product Songgezhenzhu at the total purchase price of RMB16,000,000 (approximately $2.55 million). The Company paid RMB3,000,000 (approximately $0.48 million) as the deposit at the closing of Songgezhenzhu purchase agreement in March 2013. The balance of the purchase price will be paid in installments according to the progress of performance under the contract. The Company paid RMB2,300,000(approximately $0.37 million) in April 2013.

The formulas and other related manufacturing know-how for the three products are all dietary supplements, purchased from Harbin Junde HealthCare Product Company. The Company is gradually entering into healthcare product market.. The products are all scientifically formulated and to be manufactured with advanced processing techniques and high quality standards.

Land Parcel

On December 20, 2010, we entered into a contract with third party to acquire the right to use a parcel of land for twenty years (from December 20, 2010 to December 30, 2030) with a total contract price of RMB20 million (approximate to $3 million).  We started to use this parcel of land to plant the traditional Chinese medicine in 2011. We paid RMB12 million (equivalent to $1,817,541) in December 2010 and RMB8 million (equivalent to $1,211,694) in February 21, 2011.

In addition, in March 2011, we entered into a supplemental contract with the same third-party to acquire the right to use a nearby fish pond for twenty years with total contract price of RMB 5.5 million (approximate to $0.85 million). RMB5,270,665 (approximately $825,000) was paid as of March 31, 2012. The balance of RMB229,335 was paid in April 2012. We used this fish pond to provide water supply to the traditional Chinese medicine field.

During the third quarter of fiscal year 2012, all the traditional Chinese medicines were destroyed by a typhoon. Therefore, the Company subleased this land from October 2012 to November 2017. During the year ended March 31, 2013, the Company recorded rental income of RMB250,000 (approximately $39,693). The Company will resume planting traditional Chinese medicines after the sublease is over.

As of March 31, 2013, the management revalued the carrying value of the land and fish pond use rights. Based on the current and anticipated condition, the management decided the carrying value of the land can’t be recoverable. Management recorded RMB12,013,967 (approximately $1.91 million) of impairment of the land and fish pond use right.

Marketing and sales

From 2013, our target market is the agricultural village in the process of medical reforms with the idea of "caring is better than treating". We plan to bring the idea to the second and third tier cities in China. The market for our products would be huge if we can keep the price reasonable and affordable to the customers in the target market.

Management plans to continue to emphasize on expanding and enhancing marketing and sales in the fiscal year 2013 and beyond.  Part of this strategy involves increasing and improving marketing and sales activities to enhance the market position of our key products and to increase the sales of other products by expanding our sales force and establishing 1000 additional city and county level sale agents, solidifying our distribution network and expanding market segment coverage, and increasing marketing and promotional activities. Management also plans to selectively pursue strategic acquisition opportunities to further consolidate our resources and expand our market coverage. We believe that such initiatives will provide effective means to broaden our product lines, expand our market coverage and complement our research and development capabilities. As of the date of this report, we are not engaged in any material discussions regarding any potential acquisition. Management also use subcontractor located in the United States to manufacturing our new dietary food products in order to keeping the quality of our product. That is also the key point when we market our new products comparing the similar products in China.

Discussion of Operating Results

Operating results for the years ended March 31, 2013 and 2012

Revenues

We generated revenue of $11.1 million for the year ended March 31, 2013, compared to $15.5 million for the year ended March 31, 2012, decreased by 28%. The decrease was mainly because the Company stopped manufacturing two less profitable products- Anti-bacterial Mouthwash and Fukezhidai, and began to market a new product of Xinyu Breath Spray during August 2012. The second reason for decrease in sales was due to the interruption caused by the breakdown of a boiler and related pipeline in January 2012. The manufacturing process was not functional until the mid of July 2012.

The Company had distribution contracts with various distributors during the years ended March 31, 2013 and 2012 to sell its products in China.  The Company manufactures its products and ships the products to distributors based on the sales order from distributors each month.  Revenue is recognized at the time of the shipment.  No return is allowed, unless there is a quality problem.  During the years ended March 31, 2013 and 2012, there were no returns from distributors or customers.  Distributors normally make payments upon receiving the products; however, in some cases, the Company may extend credit to certain creditable distributors for certain period until the next shipment.

Cost of sales and gross profit

Cost of sales was approximately $5.5 million for the year ended March 31, 2013 compared to $9.7 million for the year ended March 31, 2012. Approximately $4.2 million decrease in cost of sales was related to the decrease in sales since the manufacturing process was interrupted by the breakdown of the boiler and it is not functional until the mid of July 2012.

Gross profit was approximately $5.6 million for the year ended March 31, 2013 compared to $5.8 million for the year ended March 31, 2012, a decrease of $0.18 million or 3% primarily due to decreased sales of our products and offset by increasing gross profit margin. The gross profit as a percent of revenues for the year ended March 31, 2013 increased to 50.5% compared to 37.4% in the prior comparative period. The increase was mainly because the Company stopped manufacturing two less profitable products and starts to market and manufacture more profitable products.

Operating expenses

Total operating expenses increased by approximately $0.88 million to $3.37 million for the year ended March 31 2013 from $2.49 million for the year ended March 31, 2012, representing a 35% increase.

General and administrative expenses decreased by approximately $0.84 million to $0.88 million for the year ended March 31, 2013 from $1.72 million for the year ended March 31, 2012, representing a 49% decrease. The decrease was primarily related to decrease in stock based compensation expenses. During the year ended March 31, 2012, the Company issued 1,605,571 shares of common stock to several officers, directors, an independent director, employees and consultants for their services and recorded $805,500 of stock-based compensation expenses in general and administration expenses. In 2013, the Company issued 233,333 shares of common stock to consultants and lawyers for their service and recorded $35,000 of stock-based compensation expenses in general and administration expenses.

Depreciation and amortization expenses decreased by approximately $0.03 million to $0.33 million for the year ended March 31, 2013 from $0.36 million for the year ended March 31, 2012, representing a 8% decrease. The decrease was primarily related to the amortization expense on the land and fish pond use rights. As we discussed above, since the Company sublease the land and fish pond to third party in November 2012, the Company reclassified five-month amortization expenses on land and fish pond use rights to other expenses.

Selling expenses decrease by approximately $0.15 million to 0.25 million for the year ended March 31, 2013 from $0.40 million for the year ended March 31, 2012, representing a 38% decrease. The decrease was primarily related to the decrease in advertisement offset by the increase in stock-based compensation to salesmen. The Company spent $1,159 of advertisement for the year ended March 31, 2013 comparing to $258,280 of advertisement for the year ended March 31, 2012. During the year ended March 31, 2013, the Company also issued 1,200,000 shares of common stock to three salesmen and recorded $180,000 of stock-based compensation expenses in selling expenses. No stock-based compensation to salesmen was recorded during the year ended March 31, 2012.

Impairment of land use rights--during the third quarter of fiscal year 2012, all the traditional Chinese medicines the Company planted were destroyed by a typhoon. The Company subleased this land from October 2012 to November 2017.During the nine months ended December 31, 2012, the Company recorded rental income of RMB250,000 (approximately $39,692). The Company will resume planting traditional Chinese medicines after the sublease is over.

As of March 31, 2013, the management revalued the carrying value of the land and fish pond use rights. Based on the current and anticipated condition, the management decided the carrying value of the land and fish pond can’t be fully recoverable. Management recorded RMB12 million (approximately $1.91 million) of impairment of the land and fish pond use right during the year ended March 31, 2013.

Other income(expenses)

Interest expense, net of interest income

Interest expense, net of interest income was $36,621 for the year ended March 31 2013 compared to $24,133 for the year ended March 31, 2012. Interest expense for the year ended March 31, 2012 included approximately $27,000 interest accrued on the loans from related parties and shareholders, net of interest income of approximately $2,000. Interest expense for the year ended March 31, 2013 included $37,709 of imputed interest expense on related party loan bearing non interest, net of interest income of $1,088.

Income taxes

All of our net income for the year ended March 31, 2013 and 2012 were from Tianmu Pharmaceuticals, which conducts substantial part of our operation in the PRC. Our Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Income tax expense was $0.66 million for the year ended March 31, 2013, a decrease of $0.46 million or 41% from $1.12 million for the year ended March 31 2012. The decrease of income tax expense was due to the decrease in income before income taxes.

Net income

As a result of the above factors, net income was $1.49 million for the year ended March 31, 2013, a decrease of $0.66 million, or 31%, as compared to the net income of $2.15 million for the year ended March 31, 2012.

Other comprehensive income

We operate primarily in the PRC and the functional currency of our operating subsidiary is RMB. RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is intended to imply that the RMB amounts could have been, or could be, converted, realized or settled into USD at the rate on March 31, 2013 or at any other rate.

The value of RMB against USD may fluctuate and is affected by changes in political and economic conditions. Our revenues, costs and financial assets are mostly dominated in RMB while our reporting currency is the U.S. dollar. Accordingly, this may result in gains or losses from currency translation on our financial statements.

Translation adjustments resulting from this process amounted to a gain of $380,130 and $371,822 as of March 31, 2013 and 2012, respectively.  The balance sheet amounts with the exception of equity at March 31, 2013 were translated at 6.2666 RMB to 1.00 USD as compared to 6.3867 RMB to 1.00 USD at March 31, 2012. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the years ended March 31, 2013 and 2012 were 6.2983 RMB and 6.3122 RMB, respectively.

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

As of March 31, 2013 and 2012, due to (from) related parties consists the following:

	March 31, 2013	March 31, 2012
Due from Harbin Tianmu Real Estate Development Co. Ltd (a)	$(401,590)	$(599,151)
Due to Yao, Mingli, Chairman of the Company	534,075	570,324
Due to(from) US Hua Sky International Investment LLC (b)	(24,576)	27,727
Due from Tianmu Investment Co. Ltd (c)	(4,899)	(7,829)
Due to(from) Yao, Yuan, a shareholder of the Company (d)	158,186	(78,609)
Total	$261,196	$(87,538)

As of March 31, 2013, the balance of due from Harbin Tianmu Real Estate Development Co. Ltd. was $401,590. Harbin Tianmu Real Estate Development Co., Ltd. is an entity owned by our Chairman, Mr. Mingli Yao. Due from US Hua Sky International Investment LLC was $24,576. US Hua Sky International Investment LLC is an entity owned by our Chairman, Mr. Mingli Yao. Due from Tianmu Investment Co. Ltd was $4,899. Tianmu Investment Co., Ltd. is an entity partially owned by our Chairman, Mr. Mingli Yao.

Mr. Mingli Yao and his daughter, Ms.Yuan Yao, have personally guaranteed the loan receivable from Harbin Tianmu Real Estate Development Co. Ltd, US Hua Sky International Investment LLC and Tianmu Investment Co. Ltd. If the loans could not been repaid during the year ended March 31, 2014, Mr. Yao and Ms. Yao agreed to offset the balance due to them referenced above.

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

Total current assets decreased to approximately $4.1 million as of March 31, 2013 as compared to $9.1 million at March 31, 2012.  The primary changes in our current assets during this period were from changes in accounts receivable, advance to suppliers and a reclassification of part of contract deposit to long-term assets. The decrease of accounts receivable to approximately $3.0 million at March 31, 2013 from approximately $4.2 million at March 31, 2012 was due to less sales generated by the Company during the year ended March 31, 2013 and more payments received from customers. The decrease in contract deposits-current portion from approximately $3.2 million at March 31, 2012 to $0 million was due to all contract deposit recorded as long-term contract deposits. The decrease in advances in supplies was because the Company made substantial cash advances to the suppliers at the beginning of the fiscal 2012; however the manufacturing was interrupted by broken boiler in February 2013. The Company resumed full operation until the mid of July, 2013. Therefore, the Company do not need to advance more cash to suppliers in the rest of fiscal 2013 to lock raw materials. Current liabilities as of March 31, 203 were approximately $1.59 million compared to $1.50 million as of March 31, 2012.

The growth of our company will require additional debt and/or equity financing.   We intend to pursue additional debt financing which could be secured by our property and equipment and approach international equity markets for additional debt and/or equity financing.  To date we have no commitment from any source for the funds we require.

Discussion of Cash Flow

Comparison of cash flows results for the year ended March 31, 2013 and 2012 is summarized as follows:

	2013	2012
Net cash provided by (used in) operating activities	$6,038,030	$(285,025)
Net cash provided by (used in) investing activities	(6,355,683)	895,805
Net cash providedy by (used in) financing activities	518,902	(1,205,604)
Effect of exchange rate changes on cash	(144,139)	25,661
Net increase (decrease) in cash	57,110	(569,163)
Cash, beginning of year	23,508	592,671
Cash, end of year	$80,618	$23,508

Operating activities

Cash flows provided by operating activities for the year ended March 31, 2013 amounted to $6,038,030, which consists of our net income of $1,493,484 adds back noncash adjustments of $2,617,684 (including depreciation and amortization of 637,065, stock issued for services of $215,000, impairment of land use right of $1,907,494, deferred tax asset of $179,584 and imputed interest on related party loan of $37,709 ) and net changes in operating assets and liabilities, primarily including increase of accounts receivable of $1,273,147 which represented the decreased credit sales during the year and the increase of advance to supplies of 987,093.

Cash flows used in operating activities for the year ended March 31, 2012 amounted to $285,025, which consists of our net income of $2,151,772 adds back noncash adjustments of $1,049,166 (including depreciation and amortization of $568,319, accrued interest expense on related party loan of $26,862, stock issued for services of $805,500 and deferred tax asset of $351,515) and offset by net changes in operating assets and liabilities, primarily including increase of accounts receivable of $2,077,397 which represented the temporarily uncollected amount from our increased credit sales during the year and advances to supplies of $1,028,288.

Investing activities

Net cash used in investing activities for the year ended March 31 2013 amounted to $6,355,683 which consists of $3,493,006 of contract deposit refunded from the termination agreement with Tonghua Yisheng and $9,848,689 of payment made to Harbin Junde for contract deposits.

Net cash provided by investing activities for the year ended March 31 2012 amounted to $895,805 which consists of $1,113,716 of contract deposit refunded from the termination agreement with Lanhai and $217,040 of payment made to Harbin Junde for Xinyu Breath Spray as deposit. .

Financing activities

Cash flows provided by financing activities amounted to $518,902 for the year ended March 31, 2013, which consists of proceeds from related party loans to support our working capital needs.

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

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10- K (the “Evaluation Date”). The evaluation of our disclosure controls and procedures included a review of our processes and the effect on the information generated for use in this Annual Report on Form 10-K. In the course of this evaluation, we sought to identify any material weaknesses in our disclosure controls and procedures and to confirm that any necessary corrective action, including process improvements, was taken. The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our SEC reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2013 based on the significant deficiencies described below.

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

Management has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2013 based on the control criteria established in a report entitled Internal Control—Integrated Framework , issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, our management has concluded that our internal control over financial reporting was not effective due to the following significant deficiencies (as defined in Public Company Accounting Oversight Board Standard No. 2) in the Company’s internal controls over financial reporting. This is due to the fact that the Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in the application of US generally accepted accounting principles (“GAAP”), especially related to complicated accounting issues. This could cause the Company to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to US GAAP and necessary journal entries. The Company employees a relatively small number of professionals in bookkeeping and accounting functions, which prevents the Company from appropriately segregating duties within its internal control systems. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

Remediation of Significant Deficiencies

We attempted to carry out certain remedial measures in the fiscal year ended March 31, 2013 to address the identified weaknesses. However, we have not accomplished all the remedial measures listed in Item 9 in the Annual Report for fiscal year ended March 31, 2013 and we believe we should continue to implement the specific remediation initiatives described below:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Our management has initiated the steps outlined above under “Remediation of Significant Deficiencies.”

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the Exchange Act.

The following table sets forth the names and ages of our directors and executive officers who are nominated to serve during the fiscal year ended March 31, 2013, and positions with us held by each person.

Name	Age	Title
Mingli Yao	62	Chief Executive Officer, Chairman
Ailing Zhao	55	Corporate Secretary, Director
Yuan Yao	32	Director
Li Li	45	Chief Financial Officer
Zhijian Hao	62	Independent Director

Mingli Yao. Mr. Yao has been the Chief Executive Officer and a director of our company since March 2008. Since 1999, Mr. Yao has been employed as Chairman of Tianmu Pharmaceuticals, our PRC operating subsidiary, and he is the founder of Tianmu Pharmaceuticals. From 1998 to 1999, Mr. Yao was employed as a manager for a construction company owned by the People’s Government of Heilongjiang Province. Mr. Yao also owns Harbin Tianmu Real Estate Development Co., Ltd, US Hua Sky International Investment LLC, and Tianmu Investment Co., Ltd. In 1983, Mr. Yao graduated with an Associate Degree in Electronic Engineering from the China Harbin College of Light Industry. Mr. Yao has over 20 years management experience in variety industries and has over 10 years experience in the medical and pharmaceuticals industry in China. Mr. Yao is the husband of Ailing Zhao and the father of Yuan Yao.

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

Zhijian Hao. Mr. Hao has been a director of our company since January 21, 2010. Mr. Hao has more than three decades of experience in P.R.C. tax regulation and tax planning. From 1979 to 1994, Mr. Yao was the Deputy Chief and the Section Chief of Taiping Local Taxation Bureau of Harbin city, Heilongjiang Province. Since 1994 to present, he has been the Deputy Director of Daoli Local Taxation Bureau and DaoWai Local Taxation Bureau of Harbin city, Heilongjiang Province. In 1985, Mr. Hao graduated with an Associate Degree in Finance and Taxation from Dongbei University of Finance and Economics.

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

The Board of Directors has determined that none of the members of our Board is qualified as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-K. We believe that our directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

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

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year ended on March 31, 2013, our officers, directors and ten percent stockholders are in compliance with Section 16(a).

Stockholder Communications with the Board of Directors

Stockholders may communicate with our directors by writing to us as follows: 116 Village Blvd Suite 200, Princeton, NJ Attn: Corporate Secretary. Stockholders who would like their submission directed to a particular member of the board may so specify and the communication will be forwarded as appropriate.

Item 11. Executive Compensation.

The following table sets forth all compensation received during the last two fiscal years by our Chief Executive Officer. The total compensation earned by, paid to, or accrued for, any executive officer of the Company (including its subsidiaries) for the year ended March 31, 2013 did not exceed $100,000. All amounts reported below in the summary compensation table have been converted from Renminbi to U.S. dollars based on the March 31, 2013 conversion rate of RMB6.2666 to $1.00.

SUMMARY COMPENSATION TABLE
Name and principal position	Fiscal year ($)	Salary ($)	Bonues ($)	Stock award ($)	Non-equity incentive plan compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mingli Yao	2012	$24,000	-	100,000	-	-	-	$124,000
Chief Executive officer	2013	$30,000	-	-	-	-	-	$30,000
Ailing Zhao	2012	$12,000	-	50,000	-	-	-	$62,000
Corporate Secretary	2013	$12,000	-	-	-	-	-	12,000
Li Li	2012	$9,505	-	-	-	-	-	$9,505
Chief Financial officer	2013	$9,526	-	-	-	-	-	$9,526

Mingli Yao does not have an employment agreement with the Company or any of its subsidiaries, other than the form of agreement entered into with all of our employees in China generally

During the fiscal year ended March 31, 2013, we paid our non-employee directors as follows:

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yuan Yao	$5,744	-	-	-	-	-	5,744
Zhijian Hao	$4,787	-	-	-	-	-	4,787
Stephen Sax(2)	$-	-	-	-	-	-	-

(1) All the directors other than Mr. Stephen Sax were paid in RMB and the amounts reported in this table have been converted from Renminbi to U.S. dollars based on the March 31, 2013 conversion rate of RMB6.2666 to $1.00.

(2) On April 9, 2012, Mr. Stephen J. Sax, resigned from the Board. The compensation reported in this table reflects all compensation Mr. Sax received during the period of his service on the Board.

We have historically entered into written agreements with our non-employee directors.

In April 2011, we entered into a Director Agreement with Mr. Steven Sax where we shall provide for an annual cash compensation of $30,000 and grant Mr. Sax 100,000 shares of the Company’s restricted stock on the date of appointment. As of the date of this Annual Report, the 100,000 shares have been issued.

Outstanding Equity Awards At Year End

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

The Plan currently provides that a maximum of 2,000,000 shares of Common Stock may be issued under the Plan (subject to adjustment in the event of stock split or other changes in the Common Stock as provided in the Plan). As of March 31, 2013, 1,605,571 shares have been issued to employees and consultants of the Company..

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The table sets forth below certain information regarding the beneficial ownership of our common stock as of June 6, 2013, based on 14,848,122 aggregate shares of common stock outstanding as of such date, by: (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock with the address of each such person, (ii) each of our present directors and officers, and (iii) all officers and directors as a group.

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

Item 13. Certain Relationships and Related Party Transactions

As of March 31, 2013 and March 31, 2012, we had a balance of $261,196 and $87,538 respectively due to (from) related parties. This includes amounts payable to shareholders, members of our management and their affiliates.

	March 31, 2013	March 31, 2012
Due from Harbin Tianmu Real Estate Development Co. Ltd (a)	$(401,590)	$(599,151)
Due to Yao, Mingli, Chairman of the Company	534,075	570,324
Due to(from) US Hua Sky International Investment LLC (b)	(24,576)	27,727
Due from Tianmu Investment Co. Ltd (c)	(4,899)	(7,829)
Due to(from) Yao, Yuan, a shareholder of the Company (d)	158,186	(78,609)
Total	$261,196	$(87,538)

(a) Harbin Tianmu Real Estate Development Co., Ltd. is an entity owned by our Chairman, Mr. Mingli Yao.

(b) US Hua Sky International Investment LLC is an entity owned by our Chairman, Mr. Mingli Yao

(c)Tianmu Investment Co., Ltd. is an entity partially owned by our Chairman, Mr. Mingli Yao.

(d) Ms. Yuan Yao is the daughter of Mr. Mingli Yao.

As of March 31, 2013, the balance of due from Harbin Tianmu Real Estate Development Co. Ltd. was 401,590. Harbin Tianmu Real Estate Development Co., Ltd. is an entity owned by our Chairman, Mr. Mingli Yao. Due from US Hua Sky International Investment LLC was $24,576. US Hua Sky International Investment LLC is an entity owned by our Chairman, Mr. Mingli Yao. Due from Tianmu Investment Co. Ltd was $4,899. Tianmu Investment Co., Ltd. is an entity partially owned by our Chairman, Mr. Mingli Yao.

Mr. Mingli Yao and Ms. Yuan Yao have personally guaranteed the loan receivable from Harbin Tianmu Real Estate Development Co. Ltd, US Hua Sky International Investment LLC and Tianmu Investment Co. Ltd. If the loan could not been repaid during the year ended March 31, 2014, Mr. Yao and Ms. Yao have agreed to offset the balance due to them referenced above.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our independent registered public accounting firms Paritz & Company, P.A. during the fiscal years ended March 31, 2013 and 2012 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	March 31, 2013	March 31, 2012
Audit Fees	$50,000	$50,000
Audit Related Fees	$-	$0
Tax Fees	$1,350	$1,350
All Other Fees	$-	$0
TOTAL	$51,350	$51,350

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

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page
Consolidated Financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

Consolidated Balance Sheets as of March 31, 2013 and 2012	F-3

Consolidated Statements of Comprehensive Income for the Years Ended March 31, 2013 and 2012	F-4

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended March 31, 2013 and 2012	F-5

Consolidated Statements of Cash Flows for the Years Ended March 31, 2013 and 2012	F-6

Notes to Consolidated Financial Statements	F7-F17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tongli Pharmaceuticals (USA), Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Tongli Pharmaceuticals (USA), Inc. and subsidiaries as of March 31, 2013 and 2012 and the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tongli Pharmaceuticals (USA), Inc. and subsidiaries as of March 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ Paritz & Company, P.A.

Hackensack, New Jersey

June 27, 2013

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	March 31,2012

ASSETS

Current assets:
Cash	$80,618	$23,508
Accounts receivable	2,966,435	4,166,178
Inventories	389,128	13,613
Advance to suppliers	43,685	1,016,294
Deferred tax assets	578,665	399,081
Contract deposit-current portion	-	3,189,441
Prepaid expense and other current assets	11,151	241,738
Due from related parties	-	87,538
Total current assets	4,069,682	9,137,391

Long-term assets:
Property and equipment, net	5,952,652	6,193,526
Intangible assets, net	3,276,958	4,041,032
Contract deposit-long term	8,760,731	469,726
Total long-term assets	17,990,341	10,704,284

Total assets	$22,060,023	$19,841,675

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$355,407	$429,117
Taxes payables	764,717	879,386
Accrued expenses and other current liabilities	211,548	192,340
Due to related parties	261,196	-
Total current liabilities	1,592,868	1,500,843

Stockholders' Equity
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued and outstanding	-	-
Common stock, $0.001 par value, authorized 200,000,000 shares issued and outstanding 14,728,111 and 13,294,778 shares, as of March 31, 2013 and 2012 respectively	14,728	13,295
Additional paid-in-capital	9,093,975	8,842,699
Retained earnings	8,902,347	7,408,863
Accumulated other comprehensive income	2,456,105	2,075,975

Total Stockholders' equity	20,467,155	18,340,832

Total liabilities and Stockholders' equity	$22,060,023	$19,841,675

The accompanying notes are an integral part to the consolidated financial statements

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Year Ended March 31,
	2013	2012

Revenue	$11,105,971	$15,487,083

Cost of sales	5,496,102	9,699,648

Gross Profit	5,609,869	5,787,435

Operating expenses:
General and administrative expenses	875,383	1,724,711
Depreciation and amortization expenses	335,165	362,553
Selling expenses	252,441	402,666
Impairment of land use right	1,907,494	-
Total operating expenses	3,370,483	2,489,930

Operating income	2,239,386	3,297,505

Other income(expenses):
Interest expense, net of interest income	(36,621)	(24,133)
Other income	39,692	-
Other expense	(84,657)	-
Total other income(expenses)	(81,586)	(24,133)

Income before income tax	2,157,800	3,273,372

Income tax	664,316	1,121,600

Net Income	1,493,484	2,151,772

Other Comprehensive income
Foreign Currency Translation adjustment	380,130	371,822

Comprehensive income	$1,873,614	$2,523,594

Basic and diluted income per share	$0.11	$0.17

Basic and diluted weighted average shares outstanding	14,097,700	12,565,139

The accompanying notes are an integral part to the consolidated financial statements

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
							Other
	Preferred Stock		Common Stock		Additional	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Paid in capital	Earnings	Income	Total

Balance - March 31, 2011	-	$-	11,663,207	$11,663	$8,031,031	$5,257,091	$1,704,153	$15,003,938

Common stock issued for service			1,605,571	1,606	803,894			805,500
Proceeds from the sale of common stock			26,000	26	7,774			7,800
Net Income						2,151,772		2,151,772
Foreign currency translation adjustment							371,822	371,822
Balance - March 31, 2012	-	-	13,294,778	13,295	8,842,699	7,408,863	2,075,975	18,340,832

Common stock issued for service			1,433,333	1,433	213,567			215,000
Imputed interest - related party					37,709			37,709
Net Income						1,493,484		1,493,484
Foreign currency translation adjustment							380,130	380,130
Balance-March 31, 2013	-	$-	14,728,111	$14,728	$9,093,975	$8,902,347	$2,456,105	$20,467,155

The accompanying notes are an integral part to the consolidated financial statements

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$1,493,484	$2,151,772
Adjustments to reconcile net income to net cash provided by(used in) operating activities:
Depreciation and amortization	637,065	568,319
Accrued and imputed interest- related party	37,709	26,862
Stock issued for services	215,000	805,500
Deferred tax assets	(179,584)	(351,515)
Impairment of land use right	1,907,494	-
Changes in operating assets and liabilities:
Accounts receivable	1,273,147	(2,077,397)
Inventory	(373,441)	187,546
Advances to supplies	987,093	(1,028,288)
Prepaid expenses and other current assets	233,646	(234,101)
Accounts payable	(81,522)	(350,493)
Accrued expenses and tax payables	(112,061)	16,770
Net cash provided by (used in) operating activities	6,038,030	(285,025)

Cash flows from investing activities
Acquisition of property and equipment	-	(871)
Purchase of intangible asset and payment of contract deposit	(9,848,689)	-
Refund of contract deposit	3,493,006	896,676
Net cash provided by (used in) investing activities	(6,355,683)	895,805

Cash flows from financing activities
Proceeds from sale of common stock	-	7,800
Proceeds from related party loans	518,902	-
Repayment of related party loans	-	(1,213,404)
Net cash provided by (used in) financing activities	518,902	(1,205,604)

Effect of exchange rate changes on cash	(144,139)	25,661

Net increase (decrease) in cash	57,110	(569,163)

Cash, beginning of the year	23,508	592,671

Cash , end of the year	$80,618	$23,508

Supplemental disclosure of cash flow information
Cash paid for income taxes	$376,577	$2,050,471
Supplemental disclosure of Non-cash transaction:
Intangible asset transferred from contract deposits	$1,349,570	$-

The accompanying notes are an integral part to the consolidated financial statements

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Tongli Pharmaceuticals (USA), Inc.(the “Company”), through its indirect wholly-owned subsidiaries, Harbin Tianmu Pharmaceuticals Co., Ltd. (“Tianmu Pharmaceuticals”) and Harbin Lvnong Plant Ltd. (“LVnong”), develops, produces and sells a  wide variety of pharmaceuticals and healthcare products in the People’s Republic of China (“PRC” or “ China”) that are based on traditional Chinese medicine (“TCM”).  The Company’s products include a cholesterol reduction pill, mouthwash, an anti-inflammatory tablet and a calcium supplement. These products are sold through distributors and directly to customers; no service is provided after sales are made. The Company’s primary customers are drug stores and hospitals located in China.

In August 2011, the Company formed Lvnong to plant and sell herbs in China. Lvnong is 100% owned by our indirect wholly owned subsidiary, Heilongjiang Tongli Technology Co., Ltd .

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

Uses of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period.  The significant areas requiring the use of management estimates include, but not limited to, the allowance for doubtful accounts receivable, estimated useful life and residual value of property, plant and equipment, recognition and measurement of deferred income taxes and valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates.

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

Revenue Recognition

Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers. The Company sells primarily to distributors who subsequently sell the merchandise. The agreements with distributors do not provide for the right of return.  Return from distributors has historically been immaterial and accordingly no allowance for returns is deemed necessary as of March 31, 2013 and 2012.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Shipping and Handling Costs

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues and shipping expenses incurred by the Company and are reported as a component of selling expenses. The shipping and handling expenses aggregated $8,798 and $0 for the year ended March 31, 2013 and 2012, respectively.

Advertising and Promotional Expense

Advertising and promotional costs are expensed as incurred and are included in selling expenses. The Company incurred $1,159 and $258,280 in advertising and promotional costs for the years ended March 31, 2013 and 2012, respectively.

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

Accounts Receivable

Accounts receivables consist of receivables resulting from sales of products, and are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We extend credit to our customers based on an evaluation of their financial condition and other factors. We generally do not require collateral or other security to support accounts receivable. We perform ongoing credit evaluations of our customers and maintain an allowance for potential bad debts if required.

We determine whether an allowance for doubtful accounts is required by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations. In these cases, we use assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. We may also record a general allowance as necessary. Direct write-offs are taken in the period when we have exhausted our efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that we should abandon such efforts. Management believes that an allowance for doubtful accounts is not required for any of the years presented.

Inventory

Inventory is stated at the lower of cost, determined using the weighted average cost method, or net realizable value.  Costs include materials, labor and manufacturing overhead.  Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management periodically compares the cost of inventory with the market value and an allowance is made to write down the inventory to its net realizable value, if lower than cost. No allowance for inventory markdown is required for the years ended March 31, 2013 and 2012.

Harvested Chinese herbs inventories are stated at lower of cost or market. Cost of growing herbs includes director labor and material costs accumulated through the balance sheet date.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Depreciation is calculated using the straight-line method over the following useful lives:

Buildings and improvements	40 years
Right to use land	Life of lease
Machinery and equipment	10 years
Office equipment	5 years
Vehicle	8 years

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

The Company accounts for the impairment of long-lived assets in accordance with the guidance of FASB ASC 360-10-20. Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. Based on its review, as of March 31, 2013, the Company recorded $1,907,494 of impairment of its long-lived assets (See note 6).

Acquisition of Intangible assets

During the normal course of business the Company acquires patent, formulations, and other intangible assets from third parties. The Company accounts for these acquisitions according to ACS 350-30 Acquisition of Intangibles other than Goodwill. According to ACS 350-30 intangibles acquired are initially recognized and measured based on their fair values.  The contracts to acquire these intangible frequently call for advance payments to be made. These advances are recorded as deposits until the final allocation of the purchase price is made according to ACS 350-30, which is consistent with the accounting guidance in accordance with ASC 820 Fair Value Measurement.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

New Accounting Pronouncements

In June 2011, the FASB issued guidance which eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders' equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

3.	INVENTORY

As of March 31, 2013 and 2012, inventory consists the following:

	March 31, 2013	March 31, 2012
Raw materials	$14,019	$13,553
Finished goods	375,109	60
Total	$389,128	$13,613

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	CONTRACT DEPOSIT

Contract deposit represents payments under material contracts by which the Company intends to purchase drug formulas to be used in the manufacturing and increasing its product lines.

As of March 31, 2013 and 2012, contract deposit consists the following:

	March 31, 2013	March 31, 2012
Contract deposit-Tonghua (1)	$-	$3,444,658
Contract deposit-Xinyu (2)	-	214,509
Contract deposit-Ginshenwubao (3)	2,074,490	-
Contract deposit-Qiangshu (4)	2,952,159	-
Contract deposit-Yinge (5)	2,952,159	-
Contract deposit-Zexiejuemingzi (6)	303,195	-
Contract deposit-Songezhenzhu (7)	478,728	-
	8,760,731	3,659,167
Less: current portion	-	(3,189,441)
Total	$8,760,731	$469,726

1.	On March 21, 2010, the Company entered into a New Drug Assignment Agreement (the “Tonghua Agreement”) with TonghuaYisheng Pharmaceuticals Company Limited (“Tonghua”) pursuant to which the Company agreed to purchase a new drug candidate, called Nafarelin, from Tonghua for a purchase price of RMB33,000,000 (approximately $4.85 million). The total purchase price is payable in three installments: 33% of the total purchase price (approximately $1.6 million) was paid upon execution of the Tonghua Agreement in March 2010; another 33% (approximately $1.6 million) was paid in March 2011 (although it is required to be paid upon conclusion of third clinical trial for the product pursuant to the terms of the Tonghua Agreement) and the balance is payable upon conclusion of the transfer.

On June 6, 2012, the Company entered into a Termination Agreement with Tonghua pursuant to which the Tonghua Agreement was terminated. Pursuant to the Termination Agreement, Tonghua will refund prepayment of RMB 22,000,000 (approximate to $3.5 million) in four installments. The refund has all been received as of March 31, 2013.

2.	On April 30, 2012, the Company entered into Xinyu Breath Spray purchase agreement with Harbin Junde Healthcare product Company. Pursuant to the agreement, the total purchase price is RMB 8,500,000(approximately $1.33 million). The Company will pay 50% of the purchase price after commencement of the Xinyu Breath Spray purchase agreement and pay the rest of the purchase price after the Company manufactured three batches of Xinyu Breath Spray that meet the quality standards of the product. As of March 31, 2013, the Company paid the full amount price of RMB8, 500,000 (approximately $1.36 million). (see note 6)

3.	On August 10, 2012, the Company entered into Ginshenwubao purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture Ginshenwubao at the total purchase price of RMB13,000,000 (approximately $2.06 million). The Company paid RMB3,000,000 (approximately $475,000) as the deposit at the closing of Ginshenwubao purchase agreement. The balance of the purchase price will be paid in installments according to the payment schedule. As of March 31, 2013, the Company paid RMB13,000,000(approximately to $2.07 million).The Company manufactured samples of this product using a subcontractor in the United States in November 2012 in order to provide samples to potential customers. The Company expected to market Ginshenwubao during the third quarter of fiscal 2013.

4.	On November 1, 2012, the Company entered into Qiangshu purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture the product Qiangshu at the total purchase price of RMB18,500,000 (approximately $2.94 million). As of March 31, 2013, the Company paid the full amount of RMB18,500,000 (approximately $2.95 million). The application for the trademark of Qiangshu is under review by United States Patent and Trademark Office at the date of the report.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	CONTRACT DEPOSIT (Continued)

5.	On December 18, 2012, the Company entered into Yinge purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture the product Yinge at the total purchase price of RMB18,500,000 (approximately $2.94 million). As of March 31, 2013, the Company paid the full amount of RMB18,500,000 (approximately $2.95 million). The application for the trademark of Yinge is under review by United States Patent and Trademark Office at the date of the report.

6.	On March 1, 2013, the Company entered into Zexiejuemingzi purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture the product Zexiejuemingzi at the total purchase price of RMB12,000,000 (approximately $1.91 million). The Company paid RMB1.900,000 (approximately $0.30 million) as the deposit at the closing of Zexiejuemingzi purchase agreement in March 2013. The balance of the purchase price will be paid in installments according to the progress of performance under the contract. The Company paid RMB2,500,000(approximately $0.40 million) in April 2013.

7.	On March 1, 2013, the Company entered into Songgezhenzhu purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture the product Songgezhenzhu at the total purchase price of RMB16,000,000 (approximately $2.55 million). The Company paid RMB3,000,000 (approximately $0.48 million) as the deposit at the closing of Songgezhenzhu purchase agreement in March 2013. The balance of the purchase price will be paid in installments according to the progress of performance under the contract. The Company paid RMB2,300,000(approximately $0.37 million) in April 2013.

Based on ASC 805-50-30 “Initial Measurement on Acquisition of Assets Rather Than a Business” and ASC350-30 ”General Intangibles Other Than Goodwill”, the total acquisition costs for above product formulas will be recorded as an intangible asset once the company completes the acquisition process and will be amortized over the estimated useful life of product formulas.

5.	PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	As of March 31, 2013	As of March 31, 2012
Building	$7,748,194	$7,602,491
Machinery and equipment	1,114,228	1,093,276
Office equipment	17,598	17,431
Vehicle	108,291	106,254
	$8,988,311	$8,819,452
Less: accumulated depreciation	(3,035,659)	(2,625,926)
Property and equipment, net	$5,952,652	$6,193,526

Depreciation expense was $357,701 and $356,901 for the years ended March 31, 2013 and 2012.

6.	INTANGIBLE ASSETS

As of March 31, 2013 and 2012, intangible assets consist of the following:

	March 31, 2013	March 31, 2012
Land use rights	$2,582,906	$4,415,426
Formulas	1,356,398	-
	$3,939,304	$4,415,426
Less: Accumulated amortization	(662,346)	(374,394)
	$3,276,958	$4,041,032

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

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the third quarter of fiscal year 2012, all the traditional Chinese medicines were destroyed by a typhoon. Therefore, the Company subleased this land from October 2012 to November 2017.During the year ended March 31, 2013, the Company recorded rental income of RMB 250,000 (approximately $39,693, using average conversion rate during the year). The Company will resume planting traditional Chinese medicines after the sublease is over.

As of March 31, 2013, the management revalued the carrying value of the land and fish pond use rights. Based on the current and anticipated condition, the management decided the carrying value of the land and fish pond can’t be fully recoverable. Management recorded RMB12,013,967 (approximately $1.91 million) of impairment of the land and fish pond use right.

Formulas

On April 30, 2012, the Company entered into Xinyu Breath Spray purchase agreement with Harbin Healthcare Product Company (See note 4). Total amount of the purchase price of RMB8,500,000 (approximately $1.36 million) is being amortized on a straight-line basis over 10 years.

 The amortization expense for both land use rights and formulas for the years ended March 31, 2013 and 2012 was $279,363 and $211,418, respectively.

7.	DUE TO/(FORM) RELATED PARTIES

Due to (from) related parties consist of the following:

	March 31, 2013	March 31, 2012
Due from Harbin Tianmu Real Estate Development Co. Ltd (a)	$(401,590)	$(599,151)
Due to Yao, Mingli, Chairman of the Company	534,075	570,324
Due to(from) US Hua Sky International Investment LLC (b)	(24,576)	27,727
Due from Tianmu Investment Co. Ltd (c)	(4,899)	(7,829)
Due to(from) Yao, Yuan, a shareholder of the Company (d)	158,186	(78,609)
Total	$261,196	$(87,538)

(a) Harbin Tianmu Real Estate Development Co., Ltd. is an entity owned by our Chairman, Mr. Mingli Yao.

(b) US Hua Sky International Investment LLC is an entity owned by our Chairman, Mr. Mingli Yao

(c) Tianmu Investment Co., Ltd. is an entity partially owned by our Chairman, Mr. Mingli Yao.

(d) Ms. Yuan Yao is the daughter of Mr. Mingli Yao.

Mr. Mingli Yao and Ms.Yuan Yao have personally guaranteed the loan receivable from Harbin Tianmu Real Estate Development Co. Ltd, US Hua Sky International Investment LLc and Tianmu Investment Co. Ltd. If the loans have not been repaid in the year ended March 31, 2014, Mr. Yao and Ms.Yao have agreed to offset the balance due to them referenced above.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCKHOLDERS’ EQUITY

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

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25%. The Company’s PRC entities remain open for statutory examination by PRC tax authorities for the tax year ended March 31, 2013.

The Company is incorporated in the United States.  It had net operating loss carry forwards for United States income tax purposes amounted to $2,146,041 and $1,871,117 for the years ended March 31, 2013 and 2012 respectively, which may be available to reduce future years' taxable income in the United States. These carry forwards will expire between 2028 and 2030. Management doesn't expect to remit any of its net income back to the United States in the foreseeable future.  Accordingly, the Company recorded a full valuation allowance as of March 31, 2013 and 2012.

The reconciliation of income tax expense at the U.S. statutory rate at 35% in 2013 and 2012, to the Company’s effective tax is as follows:

	March 31, 2013	March 31, 2012
U.S. Statutory income tax rate	$755,230	$1,145,680
Taxable difference between U.S. and China	(243,273)	(378,534)
Expenses not deductable for tax purpose in China	54,428	165,459
Change in valuation allowance	97,931	188,995
Effective income tax	$664,316	$1,121,600

The provisions for income taxes for the years ended March 31, 2013 and 2012 are summarized as follows:

	March 31, 2013	March 31, 2012
Current	$843,900	$1,473,115
Deferred - United States	(96,223)	(179,189)
Deferred - China	(181,292)	(361,321)
Change in Valuation Allowance	97,931	188,995
Total	$664,316	$1,121,600

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	TAXES (Continued)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of March 31, 2013 and 2012 are as follows:

	As of March 31 2013	As of March 31, 2012
Deferred tax assets resulted from temporary difference in PRC
Impairment of intangible assets	$512,868	$35,995
Depreciation	2,710	15,776
Accrued expenses	96,830	96,830
Inventory reserve	44,946	44,794
Other temporary difference	48,716	11,115
Net operating loss carry-forward - China	(115,571)	204,697
Net Operating loss carry-forward - United States	751,114	654,891
	$1,341,613	$1,064,098
Less: valuation allowance	(762,948)	(665,017)
Deferred tax assets	$578,665	$399,081

The components of income (loss) before income taxes from China and U.S. for the years ended March 31, 2013 and 2012 were as follows:

	For the Years Ended March 31,
	2013	2012
China	$2,432,724	$3,785,342
United States	(274,924)	(511,970)
Income before income tax	$2,157,800	$3,273,372

(b)	Value added tax (“VAT”)

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

(c)	Other taxes

The Company is also subject to 5% of business tax, 7% of City Construction Tax and 5% of Education Fees based on VAT.

10.	CONCENTRATION

For the year ended March 31, 2013, two products manufactured by the Company, including Panax and Radix Polygoni Capsule and Xinyu Breath Spray represented for 75% and 18% of the total sales.

For the year ended March 31, 2012, four products manufactured by the Company, including Panax and Radix Polygoni Capsule, Antihyperlipidemics, Calcium Gluconate Oral Liquid and Anti-bacterial Mouthwash, represented 45%, 20%, 14% and 15% respectively of the total sales.

Sales to two customers accounted for approximately 53% and 13% of our net sales for the year ended March 31, 2013. No single customer represented over 10% of total sales for the year ended March 31, 2012.

11.	COMMITMENTS AND CONTINGENCIES

On June 28, 2012, the Company signed the lease agreement for the Company’s office which will have a rental arrangement of $1,749 per month. Pursuant to the lease agreement, the term of the lease is from August 2012 to July 2013. Four months rental were waived. In June 2012, the Company paid $3,498 as security deposit. As of March 31, 2013, the Company was no obligation for payment under the lease agreement.

On March 1, 2013, the Company entered into Zexiejuemingzi purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture the product Zexiejuemingzi at the total purchase price of RMB12,000,000 (approximately $1.91 million). The Company paid RMB1.900,000 (approximately $0.30 million) as the deposit at the closing of Zexiejuemingzi purchase agreement in March 2013. The balance of the purchase price will be paid in installments according to the progress of performance under the contract. The Company paid RMB2,500,000(approximately $0.40 million) in April 2013. The Company was obligated to pay RMB7,600,000(approximately $1.21 million) under the purchase agreement as of the date of the report.

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 1, 2013, the Company entered into Songgezhenzhu purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture the product Songgezhenzhu at the total purchase price of RMB16,000,000 (approximately $2.55 million). The Company paid RMB3,000,000 (approximately $0.48 million) as the deposit at the closing of Songgezhenzhu purchase agreement in March 2013. The balance of the purchase price will be paid in installments according to the progress of performance under the contract. The Company paid RMB2,300,000(approximately $0.37 million) in April 2013. The Company was obligated to pay RMB10,700,000(approximately $1.71 million) under the purchase agreement as of the date of the report.

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

13.	SUBSEQUENT EVENT

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

Dated: June 28, 2013

/s/ Mingli Yao
Mingli Yao
Chief Executive Officer and Chairman (principal executive officer)

/s/ Li Li
Li Li
Chief Financial Officer (principal financial and accounting

officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mingli Yao	Chief Executive Officer and Chairman	June 28, 2013
Mingli Yao	(principal executive officer)

/s/Li Li	Chief Financial Officer	June 28, 2013
Li Li	(principal financial and accounting officer)

/s/ Ailing Zhao	Director	June 28, 2013
Ailing Zhao

/s/ Yuan Yao	Director	June 28, 2013
Yuan Yao

/s/ Zhijian Hao	Director	June 28, 2013
Zhijian Hao