Form 10-Q
period 2013-06-30
Tongli Pharmaceuticals (USA), Inc.
filed 2013-08-19
CIK 1052284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ending June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

As of August 19, 2013, there were 14,728,111 shares of company’s common stock issued and outstanding.

Unless otherwise provided in this Quarterly Report on Form 10-Q, references to “the Company,” “the Registrant,” “Tongli,” “we,” “us,” and “our” refer to Tongli Pharmaceuticals (USA), Inc. together with its wholly-owned subsidiaries.

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  We cannot give any guarantee that the plans, intentions or expectations described in the forward looking statements will be achieved.  All forward-looking statements involve significant risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in the “Risk Factors” section of our Annual Report for the fiscal year ended March 31, 2013 (the “2012 10-K”).  Readers should carefully review such risk factors as well as factors described in other documents that we file from time to time with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as “guidance,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology.  You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information.  There may be events in the future that we are not able to accurately predict or control.  You should be aware that the occurrence of any of the events described in our risk factors and other disclosures could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

—	our ability to obtain sufficient working capital to support our business plans;

our ability to recommence operations at our manufacturing facility;

—	our ability to expand our product offerings and maintain the quality of our products;

—	the availability of Chinese government granted rights to exclusively manufacture or co-manufacture our products;

—	the availability of Chinese national healthcare reimbursement of our products;

—	our ability to manage our expanding operations and continue to fill customers’ orders on time;

—	our ability to maintain adequate control of our expenses allowing us to realize anticipated revenue growth;

—	our ability to maintain or protect our intellectual property;

—	our ability to maintain our proprietary technology;

—	the impact of government regulation in China and elsewhere, including the support provided by the Chinese government to the Traditional Chinese Medicine and healthcare sectors in China;

—	our ability to implement product development, marketing, sales and acquisition strategies and adapt and modify them as needed;

—	our ability to integrate any future acquisitions;

—	our implementation of required financial, accounting and disclosure controls and procedures and related corporate governance policies; and

—	our ability to anticipate and adapt to changing conditions in the Traditional Chinese Medicine and healthcare industries resulting from changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

Readers are cautioned not to place undue reliance on our forward-looking statements, which reflect management’s opinions only as of the date thereof.  We undertake no obligation to revise or publicly release the results of any revision of our forward-looking statements, except as required by law.

PART I

ITEM 1.    FINANCIAL STATEMENTS

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	March 31,2013
	(Unaudited)
ASSETS

Current assets:
Cash	$37,121	$80,618
Accounts receivable	2,304,376	2,966,435
Inventories	26,548	389,128
Advance to suppliers	42,394	43,685
Deferred tax assets	536,166	578,665
Prepaid expense and other current assets	2,673	11,151
Total current assets	2,949,278	4,069,682

Long-term assets:
Property and equipment, net	5,951,448	5,952,652
Intangible assets, net	3,265,025	3,276,958
Contract deposit-long term	9,670,835	8,760,731
Total long-term assets	18,887,308	17,990,341

Total assets	$21,836,586	$22,060,023

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$247,856	$355,407
Taxes payables	224,635	764,717
Accrued expenses	173,437	211,548
Due to related parties	317,996	261,196
Total current liabilities	963,924	1,592,868

Stockholders' Equity
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued and outstanding	-	-
Common stock, $0.001 par value, authorized 200,000,000 shares issued and outstanding 14,728,111 as of June 30, 2013 and March 31, 2013	14,728	14,728
Additional paid-in-capital	9,106,651	9,093,975
Retained earnings	8,981,832	8,902,347
Accumulated other comprehensive income	2,769,451	2,456,105

Total Stockholders' equity	20,872,662	20,467,155

Total liabilities and Stockholders' equity	$21,836,586	$22,060,023

The accompanying notes are an integral part to the consolidated financial statements

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Month Ended June 30,
	2013	2012

Revenue	$750,566	$-

Cost of sales	379,033	-

Gross Profit	371,533	-

Operating expenses:
General and administrative expenses	153,949	503,593
Depreciation and amortization expenses	76,129	91,238
Selling expenses	6,354	19,066
Total operating expenses	236,432	613,897

Operating income(loss)	135,101	(613,897)

Other income(expenses):
Interest expense, net of interest income	(12,551)	25
Other income	24,184	-
Other expense	(24,750)	-
Total other income(expenses)	(13,117)	25

Income(loss) before income tax	121,984	(613,872)

Income tax expense(credit)	42,499	(130,162)

Net Income(loss)	79,485	(483,710)

Other Comprehensive income
Foreign Currency Translation adjustment	313,346	233,824

Comprehensive income(loss)	$392,831	$(249,886)

Basic and diluted income(loss) per share	$0.01	$(0.04)

Basic and diluted weighted average shares outstanding	14,728,111	13,370,968

The accompanying notes are an integral part to the consolidated financial statements

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Month Ended June 30,
	2013	2012
Cash flows from operating activities
Net income(loss)	$79,485	$(483,710)
Adjustments to reconcile net income(loss) to net cash provided by operating activities:
Depreciation and amortization	152,023	142,184
Imputed interest- related party	12,676	-
Stock issued for services	-	20,000
Deferred tax assets	42,499	(130,162)
Changes in operating assets and liabilities:
Accounts receivable	703,602	1,901,550
Inventory	366,501	(60,766)
Advances to supplies	1,942	-
Prepaid expenses and other current assets	8,534	192,752
Accounts payable	(112,394)	(312,746)
Accrued expenses and tax payables	(587,671)	(763,125)
Net cash provided by operating activities	667,197	505,977

Cash flows from investing activities
Payment of contract deposit	(773,881)	(792,669)
Refund of contract deposit	-	217,191
Net cash used in investing activities	(773,881)	(575,478)

Cash flows from financing activities
Proceeds from related party loans	61,960	100,751
Net cash provided by financing activities	61,960	100,751

Effect of exchange rate changes on cash	1,498	(464)

Net increase (decrease) in cash	(43,496)	30,786

Cash, beginning of the period	80,617	23,508

Cash , end of the period	$37,121	$54,294

Supplemental disclosure of cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial  information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year or any other periods. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

The balance sheet as of March 31, 2013 has been derived from the audited financial statements of the Company as of that date, but does not include all of the information and footnotes required by U.S. GAAP for the complete financial statements.

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

Inventory

Inventory is stated at the lower of cost, determined using the weighted average cost method, and net realizable value.  Costs include materials, labor and manufacturing overhead.  Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.  Management periodically compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. No allowance for inventory markdown is considered necessary for three months ended June 30, 2013 and 2012.

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

The Company accounts for the impairment of long-lived assets in accordance with the guidance of FASB ASC 360-10-20. Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. Based on its review, the Company believes that, as of June 30, 2013, there were no impairment of its long-lived assets.

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

Revenue Recognition

Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers. The Company sells primarily to distributors who subsequently sell the merchandise. The agreements with distributors do not provide for the right of return.  Return from distributors has historically been immaterial and accordingly no reserve is deemed necessary as of June 30, 2013 and 2012.

3.	INVENTORY

As of June 30, 2013 and March 31, 2013, inventory consists the following:

	June 30, 2013	March 31, 2013
Raw materials	$11,486	$14,019
Finished goods	15,062	375,109
Total	$26,548	$389,128

4.	CONTRACT DEPOSIT

Contract deposit represents payments under material contracts by which the Company intends to purchase drug formula to be used in the manufacturing and increasing its product lines.

As of June 30, 2013 and March 31, 2013, contract deposit consists the following:

	June 30, 2013	March 31, 2013
Contract deposit-Ginshenwubao (1)	2,105,877	2,074,490
Contract deposit-qiangshu(2)	2,996,825	2,952,159
Contract deposit-yinge(3)	2,996,825	2,952,159
Contract deposit-Zexiejuemingzi(4)	712,758	303,195
Contract deposit-Songezhenzhu(5)	858,550	478,728
	9,670,835	8,760,731
Less: current portion	-	-
Total	$9,670,835	$8,760,731

(1)	On August 10, 2012, the Company entered into Ginshenwubao purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture Ginshenwubao at the total purchase price of RMB13,000,000 (approximately $2.06 million). As of June 30, 2013, the Company paid RMB13,000,000(approximately to $2.07 million).The Company manufactured samples of this product using a subcontractor in the United States in November 2012 in order to provide samples to potential customers. The Company expected to market Ginshenwubao during the third quarter of fiscal 2013.

(2)	On November 1, 2012, the Company entered into Qiangshu purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture the product Qiangshu at the total purchase price of RMB18,500,000 (approximately $2.94 million). As of June 30, 2013, the Company paid the full amount of RMB18,500,000 (approximately $2.95 million). The application for the trademark of Qiangshu is under review by United States Patent and Trademark Office at the date of the report.

(3)	On December 18, 2012, the Company entered into Yinge purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture the product Yinge at the total purchase price of RMB18,500,000 (approximately $2.94 million). As of June 30, 2013, the Company paid the full amount of RMB18,500,000 (approximately $2.95 million). The application for the trademark of Yinge is under review by United States Patent and Trademark Office at the date of the report.

(4)	On March 1, 2013, the Company entered into Zexiejuemingzi purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture the product Zexiejuemingzi at the total purchase price of RMB12,000,000 (approximately $1.91 million). The Company paid RMB1.900,000 (approximately $0.30 million) as the deposit at the closing of Zexiejuemingzi purchase agreement in March 2013. The balance of the purchase price will be paid in installments according to the progress of performance under the contract. The Company paid RMB2,500,000(approximately $0.40 million) in April 2013.

(5)	On March 1, 2013, the Company entered into Songgezhenzhu purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture the product Songgezhenzhu at the total purchase price of RMB16,000,000 (approximately $2.55 million). The Company paid RMB3,000,000 (approximately $0.48 million) as the deposit at the closing of Songgezhenzhu purchase agreement in March 2013. The balance of the purchase price will be paid in installments according to the progress of performance under the contract. The Company paid RMB2,300,000(approximately $0.37 million) in April 2013.

5.	DUE TO(FROM) RELATED PARTIES

Due to/(from) related parties consist of the following:

	June 30, 2013	March 31, 2013
Due from Harbin Tianmu Real Estate Development Co. Ltd (a)	$(407,666)	$(401,590)
Due to Yao, Mingli, Chairman of the Company	560,579	534,075
Due to(from) US Hua Sky International Investment LLC (b)	(25,807)	(24,576)
Due from Tianmu Investment Co. Ltd (c)	(4,973)	(4,899)
Due to(from) Yao, Yuan, a shareholder of the Company (d)	195,863	158,186
Total	$317,996	$261,196

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

6.	TAXES

(a)	Corporation income tax (“CIT”)

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25%. As of June 30, 2013, for the Company’s PRC entities remain open for statutory examination by PRC tax authorities.

The Company is incorporated in the United States.  It had net operating loss carry forwards for United States income tax purposes amounted to $2,411,761 and $2,146,041 for the three months ended June 30, 2013 and the year ended March 31, 2013, respectively, which may be available to reduce future years' taxable income in the United States. These carry forwards will expire between 2028 and 2030. Management doesn't expect to remit any of its net income back to the United States in the foreseeable future.  Accordingly, the Company recorded a full valuation allowance as of June 30, 2013 and March 31, 2013.

The reconciliation of income tax expense (credit) at the U.S. statutory rate at 35% in 2013 and 2012, to the Company’s effective tax is as follows:

	June 30, 2013	June 30, 2012
U.S. Statutory income tax rate	$42,694	$(214,855)
Taxable difference between U.S. and China	(16,999)	52,876
Change in valuation allowance	16,804	31,817
Effective income tax	$42,499	$(130,162)

The provisions (benefits) for income taxes for the three months ended June 30, 2013 and 2012 are summarized as follows:

	June 30, 2013	June 30, 2012
Current	$-	$-
Deferred - United States	(16,804)	(29,788)
Deferred - China	42,499	(132,191)
Change in Valuation Allowance	16,804	31,817
Total	$42,499	$(130,162)

The components of income (loss) before income taxes from China and U.S. for the three months ended June 30, 2013 and 2012 were as follows:

	For the Three Months Ended June 30,
	2013	2012
China	$169,993	$(528,762)
United States	(48,011)	(85,110)
Income before income tax	$121,983	$(613,872)

(b)	Value added tax (“VAT”)

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

(c)	Other taxes

The Company is also subject to 5% of business tax, 7% of City Construction Tax and 5% of Education Fees based on VAT.

7.	COMMITMENTS AND CONTINGENCIES

On June 28, 2012, the Company signed the lease agreement for the Company’s office which will have a rental arrangement of $1,749 per month. Pursuant to the lease agreement, the term of the lease is from August 2012 to July 2013. Four months rental were waived. In June 2012, the Company paid $3,498 as security deposit.

On March 1, 2013, the Company entered into Zexiejuemingzi purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture the product Zexiejuemingzi at the total purchase price of RMB12,000,000 (approximately $1.91 million). The Company paid RMB1.900,000 (approximately $0.30 million) as the deposit at the closing of Zexiejuemingzi purchase agreement in March 2013. The balance of the purchase price will be paid in installments according to the progress of performance under the contract. The Company paid RMB2,500,000(approximately $0.40 million) in April 2013. The Company was obligated to pay RMB7,600,000(approximately $1.23 million) under the purchase agreement as of the date of the report.

On March 1, 2013, the Company entered into Songgezhenzhu purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture the product Songgezhenzhu at the total purchase price of RMB16,000,000 (approximately $2.55 million). The Company paid RMB3,000,000 (approximately $0.48 million) as the deposit at the closing of Songgezhenzhu purchase agreement in March 2013. The balance of the purchase price will be paid in installments according to the progress of performance under the contract. The Company paid RMB2,300,000(approximately $0.37 million) in April 2013. The Company was obligated to pay RMB10,700,000(approximately $1.73 million) under the purchase agreement as of the date of the report.

8.	CONCENTRATION OF CREDIT RISKS

For the three months ended June 30, 2013, Radix Polygoni Capsule represented 100% of the total sales.

9.	VULNERABILITY DUE TO OPERATIONS IN PRC

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

10.	SUBSEQUENT EVENTS

The Company has evaluated events after the date of these financial statements through the date that these financial statements were issued and no subsequent event is required to be disclosed.

ITEM 2. Management’s Discussion and Analysis of Financial Conditions of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Tongli Pharmaceuticals (USA) Inc. for the three months ended June 30, 20123, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth above.

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

For the three months ended June 30, 2013, we continued the execution of our product channel expansion strategy that resulted in increased market penetration of our products and expanded revenue growth. During 2013, the Company will use most of the funds investing in purchasing products from the PRC.

Xinyu Breath Spray

On April 30, 2012, the Company entered into Xinyu Breath Spray purchase agreement with Harbin Junde Healthcare product Company. Pursuant to the agreement, the total purchase price is RMB 8,500,000(approximately $1.33 million). The Company paid the full amount of contract deposit and began to sell the product in September 2012.

Ginshen Wubao

On August 10, 2012, we entered into Ginshenwubao purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to this agreement, we will acquire the exclusive right to manufacture the product Ginshenwubao at the total purchase price of RMB13,000,000 (approximately $2.07 million). As of June 30, 2013, the Company paid the full contract price. The Company manufactured samples of this product using a subcontractor in the United States in November 2012 in order to provide samples to potential customers. The Company is expected to market the product during the third quarter of 2013.

Qiangshu

On November 1, 2012, the Company entered into Qiangshu purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company acquired the exclusive right to manufacture the product Qiangshu at the total purchase price of RMB18,500,000 (approximately $2.94 million). As of June 30, 2013, the Company paid the full amount of contract price. As the date of the report, the trademark application is under review by United States Patent and Trademark Office.

Yinge

On December 18, 2012, the Company entered into Yinge purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company acquired the exclusive right to manufacture the product Yinge at the total purchase price of RMB18,500,000 (approximately $2.94 million). As of June 30, 2013, the company paid the full amount of contract price. As the date of the report, the trademark application is under review by United States Patent and Trademark Office.

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

The formulas and other related manufacturing know-how for the five products are all dietary supplements, purchased from Harbin Junde HealthCare Product Company. The Company is gradually entering into healthcare product market.. The products are all scientifically formulated and to be manufactured with advanced processing techniques and high quality standards.

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

During the third quarter of fiscal year 2012, all the traditional Chinese medicines were destroyed by a typhoon. Therefore, the Company subleased this land from October 2012 to November 2017. During the three months ended June 30, 2013, the Company recorded rental income of RMB150,000 (approximately $24,184). The Company will resume planting traditional Chinese medicines after the sublease is over.

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

Discussion of Operating Results

Operating results for the three months  ended June 30, 2013 and 2012

Revenues, cost of sales and gross profit

We generated $750,566 revenue for the three months ended June 30, 2013. All revenue during three months ended June 30, 2013 is from the sale of Radix Polygoni Capsule. Since April 2013, the Company suspended the manufacture and maintained the production lines. For the three months ended June 30, 2012, we did not generate any revenue. The lack of revenue during the three months ended June 30, 2012 was due to the fact that the manufacturing process was interrupted by the breakdown of a boiler and related pipeline in January, 2012.

We had distribution contracts with various distributors during the three months ended June 30, 2013 and 2012 to sell its products in China.  We manufacture our products and ships the products to distributors based on the sales order from distributors each month.  Revenue is recognized at the time of the shipment.  No return is allowed, unless there is a quality problem.  During the three months ended June 30, 2013 and 2012, there were no returns from distributors or customers.  Distributors normally make payments upon receiving the products; however, in some cases, we may extend credit to certain creditable distributors for certain period until the next shipment.

Our cost of sales was 379,033 for the three months June 30, 2013. The gross profit as a percent of revenues for the three months ended June 30, 2013 is 49.5%. As we discussed above, we didn’t generate any revenues for the three months ended June 30, 2012. Therefore, we also didn’t incur any cost of goods for the three months ended June 30, 2012.

Operating expenses

Total operating expenses decreased by approximately $377,465 from $613,897 for the three months ended June 30, 2012 to $236,432 for the three months ended June 30, 2013, representing a 61.5% decrease.

The decreases in our total operating expense for the three months ended June 30, 2013 as compared to the prior comparative periods were primarily related to extra costs for repairing the broken boiler.

Other income (expense)

Interest expense, net of interest income

Interest expense for the three months ended June 30, 2013 included $12,676 of imputed interest expense on related party loan bearing non interest, net of interest income of $125.

Other income

During the third quarter of fiscal year 2012, all the traditional Chinese medicines were destroyed by a typhoon. Therefore, the Company subleased this land from October 2012 to November 2017. During the three months ended June 30, 2013, the Company recorded rental income of RMB150,000 (approximately $24,184).

Other expense

The Company recorded other expense of $24,750 related to the amortization of the land and fish using right since the Company rented the land and fish to the third party.

Income tax expense (credit)

All of our net income for the three ended June 30, 2013 was from Tianmu Pharmaceuticals, which conducts substantially of our operation in the PRC. Our Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

We had income tax expenses of $42,499 for the three months ended June 30, 2013 and income tax credit of $130,162 for the three months ended June 30, 2012 that results from net losses of current period.

Net income

As a result of the above factors, we reported net income of $79,485 for the three months ended June 30, 2013 and net loss of 483,710 for the three months ended June 30, 2012.

Other comprehensive income

We operate primarily in the PRC and the functional currency of our operating subsidiary is RMB. RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is intended to imply that the RMB amounts could have been, or could be, converted, realized or settled into USD at the rate on June 30, 2013 or at any other rate.

The value of RMB against USD may fluctuate and is affected by changes in political and economic conditions. Our revenues, costs and financial assets are mostly dominated in RMB while our reporting currency is the U.S. dollar. Accordingly, this may result in gains or losses from currency translation on our financial statements.

Translation adjustments resulting from this process amounted to a gain of $313,346 and $233,824 for the three months ended June 30, 2013 and 2012.  The balance sheet amounts with the exception of equity at March 31, 2013 were translated at 6.2666 RMB to 1.00 USD as compared to 6.1732 RMB to 1.00 USD at June 30, 2013. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the three months ended June 30, 2013 and 2012 were 6.2025 RMB and 6.3078 RMB, respectively.

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

As of June 30, 2013 and March 31, 2013, due to (from) related parties consists the following:

	June 30, 2013	March 31, 2013
Due from Harbin Tianmu Real Estate Development Co. Ltd (a)	$(407,666)	$(401,590)
Due to Yao, Mingli, Chairman of the Company	560,579	534,075
Due to(from) US Hua Sky International Investment LLC (b)	(25,807)	(24,576)
Due from Tianmu Investment Co. Ltd (c)	(4,973)	(4,899)
Due to(from) Yao, Yuan, a shareholder of the Company (d)	195,863	158,186
Total	$317,996	$261,196

As of June 30, the balance of due from Harbin Tianmu Real Estate Development Co. Ltd. was 407,666. Harbin Tianmu Real Estate Development Co., Ltd. is an entity owned by our Chairman, Mr. Mingli Yao. Due from US Hua Sky International Investment LLC was $25,807. US Hua Sky International Investment LLC is an entity owned by our Chairman, Mr. Mingli Yao. Due from Tianmu Investment Co. Ltd was $4,973. Tianmu Investment Co., Ltd. is an entity partially owned by our Chairman, Mr. Mingli Yao.

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

Total current assets decreased to approximately $2.95 million as of June 30, 2013 as compared to $4.1 million at March 31, 2013.  The primary changes in our current assets during this period were from changes in accounts receivable and inventory.

Our current liabilities as of June 30, 2013 were approximately $0.96 million compared to $1.59 million as of March 31, 2013. The decrease in our current liabilities during this period was mainly from the decrease in tax payable and accounts payable.

The growth of our company will require additional debt and/or equity financing.   We intend to pursue additional debt financing which could be secured by our property and equipment and approach international equity markets for additional debt and/or equity financing.  To date we have no commitment from any source for the funds we require.

Discussion of Cash Flow

Comparison of cash flows results for the three months ended June 30, 2013 and 2012 is summarized as follows:

	June 30, 2013	June 30, 2012
Net cash provided by operating activities	$667,197	$505,977
Net cash used in investing activities	(773,881)	(575,478)
Net cash providedy by financing activities	61,960	100,751
Effect of exchange rate changes on cash	1,498	(464)
Net increase (decrease) in cash	(43,496)	30,786
Cash, beginning of period	80,617	23,508
Cash, end of period	$37,121	$54,294

Operating activities

Cash flows provided by operating activities for the three months ended June 30, 2013 amounted to $667,197, which consists of our net income of $79,485, adds back noncash adjustments of $207,198(including depreciation and amortization of $152,023, imputed interest expense from related parties loan of $12,676 and deferred tax asset of $42,499) and offset by net changes in operating assets and liabilities, primarily including decrease of account receivables.

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

Investing activities

Net cash used in investing activities for the three months ended June 30, 2013 amounted to $773,881 which consists of payment of contract deposit to Haribin Junde for Zexiejunmingzi and Songgezhenzhu..

Net cash used in investing activities for the three months ended June 30, 2012 amounted to $575,478 which consists of refund of contract deposit from the termination agreement with Lanhai of $217,191 and payment of contract deposit of $792,669 to Haribin Junde for Xinyu Breath Spray.

Financing activities

Cash flows provided by by financing activities amounted to $61,960 for the three months ended June 30, 2013, which consists of proceeds of related party loan.

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

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2013, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of June 30, 2013. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9A of our annual report for the fiscal year ended March 31, 2013. As of June 30, 2013, we had not completed the remediation of these material weaknesses.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, except as disclosed above

PART II - OTHER INFORMATION

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

Tongli Pharmaceuticals (USA), Inc.

August 19, 2013	By:	/s/ Mingli Yao
Mingli Yao
Chief Executive Officer
(Principal Executive Officer)

August 19, 2013	By:	/s/ Li Li
Li Li
Chief Financial Officer
(Principal Financial and Accounting Officer)

