Form 10-Q
period 2013-09-30
Tongli Pharmaceuticals (USA), Inc.
filed 2013-11-14
CIK 1052284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ending September 30, 2013

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

As of November 8, 2013, there were 14,728,111 shares of company’s common stock issued and outstanding.

Unless otherwise provided in this Quarterly Report on Form 10-Q, references to “the Company,” “the Registrant,” “Tongli,” “we,” “us,” and “our” refer to Tongli Pharmaceuticals (USA), Inc. together with its wholly-owned subsidiaries.

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. We cannot give any guarantee that the plans, intentions or expectations described in the forward looking statements will be achieved. All forward-looking statements involve significant risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in the “Risk Factors” section of our Annual Report for the fiscal year ended March 31, 2013 (the “Fiscal 2013 10-K”). Readers should carefully review such risk factors as well as factors described in other documents that we file from time to time with the Securities and Exchange Commission.

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

PART I

ITEM 1.    FINANCIAL STATEMENTS

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	March 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash	$44,710	$80,618
Accounts receivable	1,262,039	2,966,435
Inventories	26,617	389,128
Advance to suppliers	37,610	43,685
Deferred tax assets	580,326	578,665
Prepaid expense and other current assets	3,895	11,151
Total current assets	1,955,197	4,069,682

Long-term assets:
Property and equipment, net	5,895,350	5,952,652
Intangible assets, net	3,222,725	3,276,958
Contract deposit-long term	10,533,864	8,760,731
Prepaid expense - noncurrent	37,938	-
Total long-term assets	19,689,877	17,990,341

Total assets	$21,645,074	$22,060,023

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$13,211	$355,407
Taxes payables	249,780	764,717
Accrued expenses	137,212	211,548
Due to related parties	431,893	261,196
Total current liabilities	832,096	1,592,868

Stockholders' Equity
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued and outstanding	-	-
Common stock, $0.001 par value, authorized 200,000,000 shares issued and outstanding 14,728,111 as of September 30, 2013 and March 31, 2013	14,728	14,728
Additional paid-in-capital	9,120,911	9,093,975
Retained earnings	8,783,407	8,902,347
Accumulated other comprehensive income	2,893,932	2,456,105

Total Stockholders' equity	20,812,978	20,467,155

Total liabilities and Stockholders' equity	$21,645,074	$22,060,023

The accompanying notes are an integral part to the consolidated financial statements

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Month Ended September 30,		For the Six Months Ended September 30,
	2013	2012	2013	2012

Revenue	$-	$3,330,990	$753,079	$3,330,990

Cost of sales	-	1,747,908	380,303	1,747,908

Gross Profit	-	1,583,082	372,776	1,583,082

Operating expenses:
General and administrative expenses	151,150	130,122	305,099	633,715
Depreciation and amortization expenses	75,968	91,060	152,097	182,298
Selling expenses	1,894	213,852	8,248	232,918
Total operating expenses	229,012	435,034	465,444	1,048,931

Operating income(loss)	(229,012)	1,148,048	(92,668)	534,151

Other income(expenses):
Interest expense, net of interest income	(14,245)	238	(26,796)	263
Other income	24,346	-	48,530	-
Other expense	(24,916)	-	(49,666)	-
Total other income(expenses)	(14,815)	238	(27,932)	263

Income(loss) before income tax	(243,827)	1,148,286	(120,600)	534,414

Income tax expense(credit)	(44,160)	345,894	(1,661)	215,732

Net Income(loss)	(199,667)	802,392	(118,939)	318,682

Other Comprehensive income
Foreign Currency Translation adjustment	124,477	(30,900)	437,827	202,924

Comprehensive income(loss)	$(75,190)	$771,492	$318,888	$521,606

Basic and diluted income(loss) per share	$(0.01)	$0.06	$(0.01)	$0.02

Basic and diluted weighted average shares outstanding	14,728,111	13,569,415	14,728,111	13,470,734

The accompanying notes are an integral part to the consolidated financial statements

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Six Month Ended September 30,
	2013	2012
Cash flows from operating activities
Net income(loss)	$(118,939)	$318,682
Adjustments to reconcile net income(loss) to net cash provided by operating activities:
Depreciation and amortization	305,062	284,088
Accrued and imputed interest- related party	26,936	-
Stock issued for services	-	215,000
Deferred tax assets	(1,661)	215,732
Changes in operating assets and liabilities:
Accounts receivable	1,754,359	(78,152)
Inventory	367,729	(36,121)
Advances to supplies	6,949	76,697
Prepaid expenses and other assets	(30,602)	193,571
Accounts payable	(347,168)	(262,644)
Accrued expenses and tax payables	(602,284)	(605,646)
Net cash provided by operating activities	1,360,381	321,207

Cash flows from investing activities
Purchase of intangible asset	-	(1,129,237)
Refund(Payment) of contract deposit	(1,575,593)	712,702
Net cash used in investing activities	(1,575,593)	(416,535)

Cash flows from financing activities
Proceeds from related party loans	177,200	161,197
Net cash provided by financing activities	177,200	161,197

Effect of exchange rate changes on cash	2,104	5,284

Net increase (decrease) in cash	(35,908)	71,153

Cash, beginning of the period	80,618	23,508

Cash, end of the period	$44,710	$94,661

Supplemental cash flow information
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of cash flow information
Transfer from contract deposit to intangible assets	$-	$216,978

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

Inventory

Inventory is stated at the lower of cost, determined using the weighted average cost method, and net realizable value.  Costs include materials, labor and manufacturing overhead.  Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.  Management periodically compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. No allowance for inventory markdown is considered necessary for three and six months ended September 30, 2013 and 2012.

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

The Company accounts for the impairment of long-lived assets in accordance with the guidance of FASB ASC 360-10-20. Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. Based on its review, the Company believes that, as of September 30, 2013, there were no impairment of its long-lived assets.

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

Revenue Recognition

Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers. The Company sells primarily to distributors who subsequently sell the merchandise. The agreements with distributors do not provide for the right of return.  Return from distributors has historically been immaterial and accordingly no reserve is deemed necessary as of September 30, 2013 and 2012.

3.           INVENTORY

As of September 30, 2013 and March 31, 2013, inventory consists the following:

	September 30, 2013	March 31, 2013
Raw materials	$11,555	$14,019
Finished goods	15,062	375,109
Total	$26,617	$389,128

4.           CONTRACT DEPOSIT

Contract deposit represents payments under material contracts by which the Company intends to purchase drug formula to be used in the manufacturing and increasing its product lines.

As of September 30, 2013 and March 31, 2013, contract deposit consists the following:

	September 30, 2013	March 31, 2013
Contract deposit-Ginshenwubao (1)	$2,118,506	$2,074,490
Contract deposit-qiangshu(2)	3,014,797	2,952,159
Contract deposit-yinge(3)	3,014,797	2,952,159
Contract deposit-Zexiejuemingzi(4)	1,010,364	303,195
Contract deposit-Songezhenzhu(5)	1,375,399	478,728
	10,533,864	8,760,731
Less: current portion	-	-
Total	$10,533,864	$8,760,731

(1)   On August 10, 2012, the Company entered into Ginshenwubao purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture Ginshenwubao at the total purchase price of RMB13,000,000 (approximately $2.06 million). Between August 10, 2012 and March 31, 2013, the Company paid RMB13,000,000(approximately to $2.07 million).The Company manufactured samples of this product using a subcontractor in the United States in November 2012 in order to provide samples to potential customers. The Company expected to market Ginshenwubao during 2014. The reason to postpone marketing Ginshenwubao is mainly due to the inspection of entire pharmaceutical industry by China government that effects on the marketing process.

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

(3)  On December 18, 2012, the Company entered into Yinge purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture the product Yinge at the total purchase price of RMB18,500,000 (approximately $2.94 million). As of March 31, 2013, 2013, the Company paid the full amount of RMB18,500,000 (approximately $2.95 million). The application for the trademark of Yinge is under review by United States Patent and Trademark Office at the date of the report.

(4)  On March 1, 2013, the Company entered into Zexiejuemingzi purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture the product Zexiejuemingzi at the total purchase price of RMB12,000,000 (approximately $1.91 million). The Company paid RMB1.900,000 (approximately $0.30 million) as the deposit at the closing of Zexiejuemingzi purchase agreement in March 2013. The balance of the purchase price will be paid in installments according to the progress of performance under the contract. The Company paid RMB2,500,000(approximately $0.40 million) in April 2013 and RMB1,800,000(approximately $0.29 million) in July 2013. The trademark name of Zexiejuemingzi is Xie Jve Wu. As the date of the report, the trademark application is under review by United States Patent and Trademark Office.

(5)  On March 1, 2013, the Company entered into Songgezhenzhu purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture the product Songgezhenzhu at the total purchase price of RMB16,000,000 (approximately $2.55 million). The Company paid RMB3,000,000 (approximately $0.48 million) as the deposit at the closing of Songgezhenzhu purchase agreement in March 2013. The balance of the purchase price will be paid in installments according to the progress of performance under the contract. The Company paid RMB2,300,000(approximately $0.37 million) in April 2013 and RMB3,140,000(approximately $0.51 million) in July and August 2013. The trademark name of Songezhenzhu is Shen Qi. As the date of the report, the trademark application is under review by United States Patent and Trademark Office.

5.             DUE TO(FROM) RELATED PARTIES

Due to/(from) related parties consist of the following:

	September 30, 2013	March 31, 2013
Due from Harbin Tianmu Real Estate Development Co. Ltd (a)	$(410,111)	$(401,590)
Due to Yao, Mingli, Chairman of the Company	580,178	534,075
Due to(from) US Hua Sky International Investment LLC (b)	(26,302)	(24,576)
Due from Tianmu Investment Co. Ltd (c)	(5,003)	(4,899)
Due to(from) Yao, Yuan, a shareholder of the Company (d)	293,131	158,186
Total	$431,893	$261,196

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

Amounts due to shareholders are non-interest bearing and due on demand. Interests on the loan balances were imputed at7% annual interest rate and recorded in additional paid in capital.

6.           TAXES

(a)          Corporation income tax (“CIT”)

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25%. As of September 30, 2013, for the Company’s PRC entities remain open for statutory examination by PRC tax authorities.

The Company is incorporated in the United States.  It had net operating loss carry forwards for United States income tax purposes amounted to $2,259,996 and $2,146,041 for the six months ended September 30, 2013 and the year ended March 31, 2013, respectively, which may be available to reduce future years' taxable income in the United States. These carry forwards will expire between 2028 and 2030. Management doesn't expect to generate any net income in the United States in the foreseeable future.  Accordingly, the Company recorded a full valuation allowance as of September 30, 2013 and March 31, 2013.

The reconciliation of income tax expense at the U.S. statutory rate at 35% in 2013 and 2012, to the Company’s effective tax is as follows:

	September 30, 2013	September 30, 2012
U.S. Statutory income tax rate	$(42,210)	$187,045
Taxable difference between U.S. and China	665	(84,670)
Change in valuation allowance	39,884	113,357
Effective income tax	$(1,661)	$215,732

The provisions for income taxes for the six months ended September 30, 2013 and 2012 are summarized as follows:

	September 30, 2013	September 30, 2012
Current	$-	$-
Deferred - United States	(39,884)	(109,298)
Deferred - China	(1,661)	211,673
Change in Valuation Allowance	39,884	113,357
Total	$(1,661)	$215,732

The components of income (loss) before income taxes from China and U.S. for the six months ended September 30, 2013 and 2012 were as follows:

	For the Six Months Ended September 30,
	2013	2012
China	$(6,645)	$666,696
United States	(113,955)	(132,282)
Income before income tax	$(120,600)	$534,414

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

7.           COMMITMENTS AND CONTINGENCIES

On March 1, 2013, the Company entered into Zexiejuemingzi purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture the product Zexiejuemingzi at the total purchase price of RMB12,000,000 (approximately $1.91 million). The Company paid RMB1,900,000 (approximately $0.30 million) as the deposit at the closing of Zexiejuemingzi purchase agreement in March 2013. The balance of the purchase price will be paid in installments according to the progress of performance under the contract. The Company paid RMB2,500,000(approximately $0.40 million) in April 2013 and RMB1,800,000(approximately $0.29 million) in July 2013. The Company was obligated to pay RMB5,800,000 (approximately $0.95 million) under the purchase agreement as of the date of the report.

On March 1, 2013, the Company entered into Songgezhenzhu purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture the product Songgezhenzhu at the total purchase price of RMB16,000,000 (approximately $2.55 million). The Company paid RMB3,000,000 (approximately $0.48 million) as the deposit at the closing of Songgezhenzhu purchase agreement in March 2013. The balance of the purchase price will be paid in installments according to the progress of performance under the contract. The Company paid RMB2,300,000(approximately $0.37 million) in April 2013 and RMB3,140,000(approximately $0.51 million) in July and August 2013. The Company was obligated to pay RMB7,560,000(approximately $1.23 million) under the purchase agreement as of the date of the report.

8.             CONCENTRATION OF CREDIT RISKS

For the six months ended September 30, 2013, Radix Polygoni Capsule represented 100% of the total sales.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Conditions of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Tongli Pharmaceuticals (USA) Inc. for the six months ended September 30, 2013, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth above.

Company Overview

Tongli Pharmaceuticals (USA), Inc., a Delaware corporation (the “Company”, “we,” “us” or “our”), owns all of the outstanding capital stock of American Tony Pharmaceutical, Inc., a Delaware corporation (“American Tony”).

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

The Company currently received the approval for the trademark of Ginshenwubao from United States Patent and Trademark Office. Trade mark applications for Yinge and Qiangshu are under review by United States Patent and Trademark Office. During November 2012, the Company manufactured samples of this product using a subcontractor in the United States in order to provide samples to potential customers. The Company expects to sell Ginshenwubao in 2014. .

During 2013, we continued the execution of our product channel expansion strategy that resulted in increased market penetration of our products.. During 2013, the Company will use most of the funds invest in purchasing products from the PRC.

Xinyu Breath Spray

On April 30, 2012, the Company entered into Xinyu Breath Spray purchase agreement with Harbin Junde Healthcare product Company. Pursuant to the agreement, the total purchase price is RMB 8,500,000(approximately $1.33 million). The Company paid the full amount of contract deposit and began to sell the product in September 2012.

Ginshen Wubao

On August 10, 2012, we entered into Ginshenwubao purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to this agreement, we will acquire the exclusive right to manufacture the product Ginshenwubao at the total purchase price of RMB13,000,000 (approximately $2.07 million). Between August 10, 2012 and March 31, 2013, the Company paid the full contract price. The Company manufactured samples of this product using a subcontractor in the United States in November 2012 in order to provide samples to potential customers. The Company expected to market the product during 2014. The reason to postpone marketing Ginshenwubao is mainly due to the inspection of entire pharmaceutical industry by China government that effects on the marketing process.

Qiangshu

On November 1, 2012, the Company entered into Qiangshu purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company acquired the exclusive right to manufacture the product Qiangshu at the total purchase price of RMB18,500,000 (approximately $2.94 million). As of March 31, 2013, the Company paid the full amount of contract price. As the date of the report, the trademark application is under review by United States Patent and Trademark Office. The Company will start to manufacture the product after they receive the trademark approval from United States Patent and Trademark Office.

Yinge

On December 18, 2012, the Company entered into Yinge purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company acquired the exclusive right to manufacture the product Yinge at the total purchase price of RMB18,500,000 (approximately $2.94 million). As of March 31, 2013, the company paid the full amount of contract price. As the date of the report, the trademark application is under review by United States Patent and Trademark Office. The Company will start to manufacture the product after they receive the trademark approval from United States Patent and Trademark Office.

Zexiejuemingzi

On March 1, 2013, the Company entered into Zexiejuemingzi purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture the product Zexiejuemingzi at the total purchase price of RMB12,000,000 (approximately $1.91 million). The Company paid RMB1,900,000 (approximately $0.30 million) as the deposit at the closing of Zexiejuemingzi purchase agreement in March 2013. The balance of the purchase price will be paid in installments according to the progress of performance under the contract. The Company paid RMB2,500,000 (approximately $0.40 million) in April 2013  and RMB1,800,000(approximately $0.29 million) in July 2013. The trademark name of Zexiejuemingzi is Xie Jve Wu. As the date of the report, the trademark application is under review by United States Patent and Trademark Office.

Songgezhenzhu

On March 1, 2013, the Company entered into Songgezhenzhu purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture the product Songgezhenzhu at the total purchase price of RMB16,000,000 (approximately $2.55 million). The Company paid RMB3,000,000 (approximately $0.48 million) as the deposit at the closing of Songgezhenzhu purchase agreement in March 2013. The balance of the purchase price will be paid in installments according to the progress of performance under the contract. The Company paid RMB2,300,000(approximately $0.37 million) in April 2013 and RMB3,140,000(approximately $0.51 million) in July and August 2013. The trademark name of Songezhenzhu is Shen Qi. As the date of the report, the trademark application is under review by United States Patent and Trademark Office.

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

In addition, in March 2011, we entered into a supplemental contract with the same third-party to acquire the right to use a nearby fish pond for twenty years with total contract price of RMB 5.5 million (approximate to $0.85 million). RMB5,270,665 (approximately $825,000) was paid as of March 31, 2012. The balance of RMB229, 335 was paid in April 2012. We used this fish pond to provide water supply to the traditional Chinese medicine field.

During the third quarter of fiscal year 2012, all the traditional Chinese medicines were destroyed by a typhoon. Therefore, the Company subleased this land from October 2012 to November 2017. During the six months ended September 30, 2013, the Company recorded rental income of RMB300,000 (approximately $48,530). The Company will resume planting traditional Chinese medicines after the sublease is over.

During the year ended March 31, 2013, the management revalued the carrying value of the land and fish pond use rights. Based on the current and anticipated condition, the management decided the carrying value of the land can’t be recoverable. Management recorded RMB12,013,967 (approximately $1.91 million) of impairment of the land and fish pond use right during the year ended March 31, 2013.

Marketing and sales

From 2013, our target market is the agricultural village in the process of medical reforms with the idea of "caring is better than treating". We plan to bring the idea to the second and third tier cities in China. The market for our products would be huge if we can keep the price reasonable and affordable to the customers in the target market.

Management plans to continue to emphasize on expanding and enhancing marketing and sales in the fiscal year 2013 and beyond.  Part of this strategy involves increasing and improving marketing and sales activities to enhance the market position of our key products and to increase the sales of other products by expanding our sales force and establishing 1000 additional city and county level sale agents, solidifying our distribution network and expanding market segment coverage, and increasing marketing and promotional activities. Management also plans to selectively pursue strategic acquisition opportunities to further consolidate our resources and expand our market coverage. We believe that such initiatives will provide effective means to broaden our product lines, expand our market coverage and complement our research and development capabilities. As of the date of this report, we are not engaged in any material discussions regarding any potential acquisition. Management plans to build a new manufacturing facility in the United States during next two years to manufacturing our new dietary food products in order to keeping the quality of our product. That is also the key point when we market our new products comparing the similar products in China.

Discussion of Operating Results

Operating results for the three and six months ended September 30, 2013 and 2012

Revenues, cost of sales and gross profit

We generated $0 and $753,079 revenue for the three and six months ended September 30, 2013 respectively. All revenue during six months ended September 30, 2013 was from the sale of Radix Polygoni Capsule. Since April 2013, the Company suspended the manufacturing to maintain the production lines. From June 2013, China government started to inspect the entire pharmaceutical industry. The Company was in the process of inspection during the second quarter of fiscal 2013, thus there was no revenue generated during this period. At present, the Company resumed its normal operations. The Company expects to report significant revenue during the third and fourth quarter of fiscal 2013.

Compared with the same period in 2013, we generated $3,330,990 for the three months ended September 30, 2012 and $0 for the period from April to June 2012. The significant decrease in revenue during three and six months ended September 30, 2013 was mainly because the Company suspended the manufacturing to maintain the production line to prepare the inspection by China government. For the three months ended June 30, 2012, the Company did not generate any revenue. The lack of revenue during the period was due to the fact that the manufacturing process was interrupted by the breakdown of a boiler and related pipeline in January, 2012.

We had distribution contracts with various distributors during the three and six months ended September 30, 2013 and 2012 to sell our products in China.  We manufacture the products and then ship them to the distributors based on the sales orders from distributors every month.  Revenue is recognized at the time of the shipment.  No return is allowed, unless there is a quality problem.  During the three and six months ended September 30, 2013 and 2012, there were no returns from distributors or customers.  Distributors normally make payments upon receiving the products; however, in some cases, we may extend credit to certain creditable distributors for certain period until the next shipment.

Our cost of sales was $0 and $380,033, $1,747,908 and $1,747,908 for the three and six months ended September 30, 2013 and 2012, respectively. The gross profit as a percent of revenues for the six months ended September 30, 2013 and 2012 is 49.5% and 47.5%, respectively. As we discussed above, we didn’t generate any revenues for the three months ended September 30, 2013 and the first quarter of fiscal 2012. Therefore, we didn’t incur any cost of goods for the three months ended September 30, 2013 and for the first quarter of fiscal 2012.

Operating expenses

Total operating expenses decreased by approximately $583,487 from $1,048,931 for the six months ended September 30, 2012 to $465,444 for the six months ended September 30, 2013, representing a 55.6% decrease. Total operating expenses decreased by approximately $206,022 from $435,034 for the three months ended September 30, 2012 to $229,012 for the three months ended September 30, 2013, representing a 47.4% decrease.

The decreases in our total operating expense for the three and six months ended September 30, 2013 as compared to the prior comparative periods were primarily related to extra repairing costs for the broken boiler during the first quarter of fiscal 2012 and operation was suspended during the three and six months ended September 30, 2013.

Other income (expense)

Interest expense, net of interest income

Interest expense for the three and six months ended September 30, 2013 was $14,245 and $26,796, mainly composed of imputed interest expense on related party loan, net of interest income of $15 and $141.

Other income

During the third quarter of fiscal year 2012, all the traditional Chinese medicines were destroyed by a typhoon. Therefore, the Company subleased the land from October 2012 to November 2017. The Company recorded rental incomes of RMB150,000 (approximately $24,265) and RMB300,000(approximately $48,530) during the three and six months ended September 30, 2013.

Other expense

During the three and six months ended September 30, 2013, the Company recorded other expenses of $24,916 and $49,666 related to the amortization of the land and fish using right since the Company rented the land and fish using right to a third party.

Income tax expense (credit)

All of our net income for the three and six ended September 30, 2013 was from Tianmu Pharmaceuticals and Lvnong. Tianmu Pharmaceuticals conducts substantial part of  our operation in the PRC. Our Chinese subsidiaries are governed by the Income Tax Law of the PRC on the private enterprises, which are generally subject to income tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

We had income tax credit of $44,160 and $1661 for the three and six months ended September 30, 2013 which resulted from net loss of current period comparing with income tax expenses $345,894 and $215,731 for the three and six months ended September 30, 2012.

Net income

As a result of the above factors, we reported net loss of $199,667 and $118,939 for the three and six months ended September 30, 2013 and net income of $802,392 and $318,682 for the three and six months ended September 30, 2012.

Other comprehensive income

We operate primarily in the PRC and the functional currency of our operating subsidiary is RMB. RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is intended to imply that the RMB amounts could have been, or could be, converted, realized or settled into USD at the rate on September 30, 2013 or at any other rate.

The value of RMB against USD may fluctuate and is affected by  political and economic conditions. Our revenues, costs and financial assets are mostly dominated in RMB while our reporting currency is the U.S. dollar. Accordingly, this may result in gains or losses from currency translation on our financial statements.

Translation adjustments resulting from this process amounted to a gain of $124,477 and $437,823 for the three and six months ended September 30, 2013, a loss of $30,900 and a gain of $202,924 for the three and six months ended September 30, 2012. .  The balance sheet items with the exception of equity at March 31, 2013 were translated at 6.2666 RMB to 1.00 USD as compared to 6.1364 RMB to 1.00 USD at September 30, 2013. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the three and six months ended September 30, 2013 and 2012 were 6.1818 RMB and 6.3140 RMB, respectively.

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

As of September 30, 2013 and March 31, 2013, due to (from) related parties consists the following:

	September 30, 2013	March 31, 2013
Due from Harbin Tianmu Real Estate Development Co. Ltd (a)	$(410,111)	$(401,590)
Due to Yao, Mingli, Chairman of the Company	580,178	534,075
Due to(from) US Hua Sky International Investment LLC (b)	(26,302)	(24,576)
Due from Tianmu Investment Co. Ltd (c)	(5,003)	(4,899)
Due to(from) Yao, Yuan, a shareholder of the Company (d)	293,131	158,186
Total	$431,893	$261,196

(a) Harbin Tianmu Real Estate Development Co., Ltd. is an entity owned by our Chairman, Mr. Mingli Yao.
(b) US Hua Sky International Investment LLC is an entity owned by our Chairman, Mr. Mingli Yao
(c)Tianmu Investment Co., Ltd. is an entity partially owned by our Chairman, Mr. Mingli Yao.
(d) Ms. Yuan Yao is the daughter of Mr. Mingli Yao.

As of September 30, 2013, the balance of due from Harbin Tianmu Real Estate Development Co. Ltd. was 410,111. Harbin Tianmu Real Estate Development Co., Ltd. is an entity owned by our Chairman, Mr. Mingli Yao. Due from US Hua Sky International Investment LLC was $26,302. US Hua Sky International Investment LLC is an entity owned by our Chairman, Mr. Mingli Yao. Due from Tianmu Investment Co. Ltd was $5,003. Tianmu Investment Co., Ltd. is an entity partially owned by our Chairman, Mr. Mingli Yao.

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

Total current assets decreased to approximately $1.95 million as of September 30, 2013 as compared to $4.1 million at March 31, 2013.  The primary changes in our current assets during this period were from changes in accounts receivable and inventory.  The changes in accounts receivable and inventory is mainly because Company did not generate significant revenue during three and six months ended September 30, 2013 since the Company suspended the manufacturing to maintain the production lines for preparing the inspection by China government. Thus the Company did not purchase more raw materials and manufacture new finished goods during three and six months ended September 30, 2013.

Our current liabilities as of September 30, 2013 were approximately $0.83 million compared to $1.59 million as of March 31, 2013. The decrease in our current liabilities during this period was mainly from the decrease in tax payable and accounts payable. The decrease in tax payable and account payable is mainly due to the reasons we discussed above.

The growth of our company will require additional debt and/or equity financing.  We intend to pursue additional debt financing which could be secured by our property and equipment and approach international equity markets for additional debt and/or equity financing.  To date we have no commitment from any source for the funds we require.

Discussion of Cash Flow

Comparison of cash flows results for the six months ended September 30, 2013 and 2012 is summarized as follows:

	September 30, 2013	September 30, 2012
Net cash provided by operating activities	$1,360,381	$321,207
Net cash used in investing activities	(1,575,593)	(416,535)
Net cash providedy by financing activities	177,200	161,197
Effect of exchange rate changes on cash	2,104	5,284
Net increase (decrease) in cash	(35,908)	71,153
Cash, beginning of period	80,618	23,508
Cash, end of period	$44,710	$94,661

Operating activities

Cash flows provided by operating activities for the six months ended September 30, 2013 amounted to $1,360,381, which consists of our net loss of $118,939, adds back noncash adjustments of $330,337(including depreciation and amortization of $305,062, imputed interest expense from related parties loan of $26,936 and deferred tax asset of $1,661) and offset by net changes in operating assets and liabilities, primarily including change of account receivables, inventory, accounts payable and accrued expenses and tax payables.

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

Investing activities

Net cash used in investing activities for the six months ended September 30, 2013 amounted to $1,575,593 which consists of payment of contract deposit to Haribin Junde for Zexiejunmingzi and Songgezhenzhu..

Net cash used in investing activities for the six months ended September 30, 2012 amounted to $416,535 which consists of repayment of contract deposit from the termination agreement with Lanhai and acquisition of intangible asset.

Financing activities

Cash flows provided by by financing activities amounted to $177,200 for the six months ended September 30, 2013, which consists of proceeds  of related party loan.

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

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2013, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of September 30, 2013. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9A of our annual report for the fiscal year ended March 31, 2013. As of September 30, 2013, we had not completed the remediation of these material weaknesses.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, except as disclosed above

PART II - OTHER INFORMATION

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

Tongli Pharmaceuticals (USA), Inc.

November 14, 2013	By:	/s/ Mingli Yao
Mingli Yao
Chief Executive Officer
(Principal Executive Officer)

November 14, 2013	By:	/s/ Li Li
Chief Financial Officer
(Principal Financial and Accounting Officer)

