Form 10-Q
period 2013-12-31
Tongli Pharmaceuticals (USA), Inc.
filed 2014-02-14
CIK 1052284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ending December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________    to ________.

Commission file number: 000-52954

Tongli Pharmaceuticals (USA), Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1090791
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification number)

42-60 Main Street Apt 6F Flushing NY	08540
(Address of Principal Executive Offices)	(Zip Code)

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

As of February 8, 2014, there were 14,728,111 shares of company’s common stock issued and outstanding.

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

PART I

ITEM 1.    FINANCIAL STATEMENTS

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	March 31, 2013
	(Unaudited)
ASSETS

Current assets:
Cash	$39,704	$80,618
Accounts receivable	591,184	2,966,435
Inventories	26,666	389,128
Advance to suppliers	53,586	43,685
Deferred tax assets	623,764	578,665
Prepaid expense and other current assets	11,142	11,151
Total current assets	1,346,046	4,069,682

Long-term assets:
Property and equipment, net	5,828,262	5,952,652
Intangible assets, net	3,174,293	3,276,958
Contract deposit-long term	11,208,759	8,760,731
Prepaid expense - noncurrent	38,099	-
Total long-term assets	20,249,413	17,990,341

Total assets	$21,595,459	$22,060,023

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$13,267	$355,407
Taxes payables	274,845	764,717
Accrued expenses	137,337	211,548
Due to related parties	433,885	261,196
Total current liabilities	859,334	1,592,868

Stockholders' Equity
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued and outstanding	-	-
Common stock, $0.001 par value, authorized 200,000,000 shares issued and outstanding 14,728,111 as of December 31, 2013 and March 31, 2013	14,728	14,728
Additional paid-in-capital	9,135,243	9,093,975
Retained earnings	8,604,458	8,902,347
Accumulated other comprehensive income	2,981,696	2,456,105

Total Stockholders' equity	20,736,125	20,467,155

Total liabilities and Stockholders' equity	$21,595,459	$22,060,023

The accompanying notes are an integral part to the consolidated financial statements

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME(LOSS)
(UNAUDITED)

	For the Three Month Ended December 31,		For the Nine Months Ended December 31,
	2013	2012	2013	2012

Revenue	$-	$3,752,983	$755,475	$7,083,973

Cost of sales	-	1,733,110	381,512	3,481,018

Gross Profit	-	2,019,873	373,962	3,602,955

Operating expenses:
General and administrative expenses	73,220	130,494	274,352	764,209
Depreciation and amortization expenses	129,541	88,229	385,605	270,527
Selling expenses	5,836	7,504	14,085	240,422
Total operating expenses	208,597	226,227	674,042	1,275,158

Operating income(loss)	(208,597)	1,793,646	(300,080)	2,327,797

Other income(expenses):
Interest expense, net of interest income	(14,315)	551	(41,111)	814
Other income	24,496	15,860	73,026	15,860
Other expense	(25,157)	(26,433)	(74,823)	(26,433)
Total other income(expenses)	(14,976)	(10,022)	(42,908)	(9,759)

Income(loss) before income tax	(223,573)	1,783,624	(342,988)	2,318,038

Income tax expense(credit)	(43,438)	468,508	(45,099)	684,240

Net Income(loss)	(180,135)	1,315,116	(297,889)	1,633,798

Other Comprehensive income
Foreign Currency Translation adjustment	212,241	70,917	525,591	273,841

Comprehensive income(loss)	$32,106	$1,386,033	$227,702	$1,907,639

Basic and diluted income(loss) per share	$(0.01)	$0.09	$(0.02)	$0.12

Basic and diluted weighted average shares outstanding	14,728,111	14,728,111	14,728,111	13,891,384

The accompanying notes are an integral part to the consolidated financial statements

TONGLI PHARMACEUTICALS (USA), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Nine Month Ended December 31,
	2013	2012
Cash flows from operating activities
Net income(loss)	$(297,889)	$1,633,798
Adjustments to reconcile net income(loss) to net cash provided by operating activities:
Depreciation and amortization	459,045	460,420
Accrued and imputed interest- related party	41,271	-
Stock issued for services	-	215,000
Deferred tax assets	(45,099)	308,081
Changes in operating assets and liabilities:
Accounts receivable	2,430,478	1,748,166
Inventory	368,898	(84,677)
Advances to suppliers	(8,711)	752,175
Prepaid expenses and other assets	(37,582)	200,992
Accounts payable	(348,272)	(316,626)
Accrued expenses and tax payables	(580,244)	(206,375)
Net cash provided by operating activities	1,981,895	4,710,954

Cash flows from investing activities
Purchase of intangible asset and payment of contract deposit	(2,205,381)	(7,149,541)
Refund of contract deposit	-	2,220,354
Net cash used in investing activities	(2,205,381)	(4,929,187)

Cash flows from financing activities
Proceeds from related party loans	180,936	276,645
Net cash provided by financing activities	180,936	276,645

Effect of exchange rate changes on cash	1,636	14,805

Net increase (decrease) in cash	(40,914)	73,217

Cash, beginning of the period	80,618	23,508

Cash , end of the period	$39,704	$96,725

Supplemental cash flow information
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of cash flow information
Transfer from contract deposit to intangible assets	$-	$217,278

The accompanying notes are an integral part to the consolidated financial statements

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The unaudited consolidated financial statements include the accounts of: (i) the Company (ii) the Company’s wholly owned subsidiary American Tony Pharmaceuticals, Inc., a Delaware corporation (“American Tony”), (iii) American Tony’s wholly owned subsidiary Tongli Technology, and (iv) Tongli Technology’s wholly owned subsidiaries, Tianmu Pharmaceuticals and Lvnong, each PRC companies.  All significant inter-company accounts and transactions have been eliminated upon consolidation.

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

Inventory

Inventory is stated at the lower of cost, determined using the weighted average cost method, and net realizable value.  Costs include materials, labor and manufacturing overhead.  Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.  Management periodically compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. No allowance for inventory markdown is considered necessary for three and nine months ended December 31, 2013 and 2012.

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

The Company accounts for the impairment of long-lived assets in accordance with the guidance of FASB ASC 360-10-20. Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. Based on its review, the Company believes that, as of December 31, 2013, there were no impairment of its long-lived assets.

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

Revenue Recognition

Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers. The Company sells primarily to distributors who subsequently sell the merchandise. The agreements with distributors do not provide for the right of return.  Return from distributors has historically been immaterial and accordingly no reserve is deemed necessary as of December 31, 2013 and 2012.

3.             INVENTORY

As of December 31, 2013 and March 31, 2013, inventory consists the following:

	December 31, 2013	March 31, 2013
Raw materials	$11,603	$14,019
Finished goods	15,063	375,109
Total	$26,666	$389,128

4.             CONTRACT DEPOSIT

Contract deposit represents payments under material contracts by which the Company intends to purchase drug formula to be used in the manufacturing and increasing its product lines.

As of December 31, 2013 and March 31, 2013, contract deposit consists the following:

	December 31, 2013	March 31, 2013
Contract deposit-Ginshenwubao (1)	$2,127,521	$2,074,490
Contract deposit-qiangshu(2)	3,027,625	2,952,159
Contract deposit-yinge(3)	3,027,625	2,952,159
Contract deposit-Zexiejuemingzi(4)	1,382,888	303,195
Contract deposit-Songezhenzhu(5)	1,643,100	478,728
	11,208,759	8,760,731
Less: current portion	-	-
Total	$11,208,759	$8,760,731

(1)
On August 10, 2012, the Company entered into Ginshenwubao purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture Ginshenwubao at the total purchase price of RMB13,000,000 (approximately $2.06 million). As of December 31, 2013, the Company paid RMB13,000,000(approximately to $2.13 million).The Company manufactured samples of this product using a subcontractor in the United States in November 2012 in order to provide samples to potential customers. The Company expected to market Ginshenwubao during 2014.

(2)
On November 1, 2012, the Company entered into Qiangshu purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture the product Qiangshu at the total purchase price of RMB18,500,000 (approximately $2.94 million). As of December 31, 2013, the Company paid the full amount of RMB18,500,000 (approximately $3.03 million). The application for the trademark of Qiangshu is under review by the United States Patent and Trademark Office at the date of the report.

(3)
On December 18, 2012, the Company entered into Yinge purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture the product Yinge at the total purchase price of RMB18,500,000 (approximately $2.94 million). As of December 31, 2013, the Company paid the full amount of RMB18,500,000 (approximately $3.03 million). The application for the trademark of Yinge is under review by the United States Patent and Trademark Office at the date of the report.

10

(4)
On March 1, 2013, the Company entered into Zexiejuemingzi purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture the product Zexiejuemingzi at the total purchase price of RMB12,000,000 (approximately $1.91 million). The Company paid RMB1,900,000 (approximately $0.30 million) as the deposit at the closing of Zexiejuemingzi purchase agreement in March 2013. The balance of the purchase price will be paid in installments according to the progress of performance under the contract. As of December 31, 2013, the Company paid RMB8,450,000(approximately $1.38 million).

(5)
On March 1, 2013, the Company entered into Songgezhenzhu purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture the product Songgezhenzhu at the total purchase price of RMB16,000,000 (approximately $2.55 million). The Company paid RMB3,000,000 (approximately $0.48 million) as the deposit at the closing of Songgezhenzhu purchase agreement in March 2013. The balance of the purchase price will be paid in installments according to the progress of performance under the contract. As of December 31, 2013, the Company paid RMB10,040,000(approximately $1.64 million).

5.    DUE TO(FROM) RELATED PARTIES

Due to/(from) related parties consist of the following:

	December 31, 2013	March 31, 2013
Due from Harbin Tianmu Real Estate Development Co. Ltd (a)	$(411,856)	$(401,590)
Due to Yao, Mingli, Chairman of the Company	606,824	534,075
Due from US Hua Sky International Investment LLC (b)	(26,656)	(24,576)
Due from Tianmu Investment Co. Ltd (c)	(5,024)	(4,899)
Due to Yao, Yuan, a shareholder of the Company (d)	270,597	158,186
Total	$433,885	$261,196

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

6.             TAXES

(a)           Corporation income tax (“CIT”)

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25%. As of December 31, 2013, for the Company’s PRC entities remain open for statutory examination by PRC tax authorities.

The Company is incorporated in the United States.  It had net operating loss carry forwards for United States income tax purposes amounted to $2,526,343 and $2,146,041 for the nine months ended December 31, 2013 and the year ended March 31, 2013, respectively, which may be available to reduce future years' taxable income in the United States. These carry forwards will expire between 2028 and 2033. Management doesn't expect to remit any of its net income back to the United States in the foreseeable future.  Accordingly, the Company recorded a full valuation allowance as of December 31, 2013 and March 31, 2013.

The reconciliation of income tax expense at the U.S. statutory rate at 35%, to the Company’s effective tax is as follows:

	December 31, 2013	December 31, 2012
U.S. Statutory income tax rate	$(115,042)	$811,673
Taxable difference between U.S. and China	18,040	(270,513)
Change in valuation allowance	51,904	143,080
Effective income tax	$(45,908)	$684,240

The provisions for income taxes for the nine months ended December 31, 2013 and 2012 are summarized as follows:

	December 31, 2013	December 31, 2012
Current	$-	$376,159
Deferred - United States	(51,904)	(135,124)
Deferred - China	(45,099)	300,125
Change in Valuation Allowance	51,904	143,080
Total	$(45,099)	$684,240

The components of income (loss) before income taxes from China and U.S. for the nine months ended December 31, 2013 and 2012 were as follows:

	For the Nine Months Ended December 31,
	2013	2012
China	$(180,395)	$2,498,393
United States	(162,593)	(180,355)
Income before income tax	$(342,988)	$2,318,038

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

7.             COMMITMENTS AND CONTINGENCIES

On March 1, 2013, the Company entered into Zexiejuemingzi purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture the product Zexiejuemingzi at the total purchase price of RMB12,000,000 (approximately $1.91 million). The Company paid RMB1,900,000 (approximately $0.30 million) as the deposit at the closing of Zexiejuemingzi purchase agreement in March 2013. The balance of the purchase price will be paid in installments according to the progress of performance under the contract. As of December 31, 2013, the Company paid RMB8,450,000(approximately $1.38 million). The Company was obligated to pay RMB3,550,000 (approximately $0.58 million) under the purchase agreement as of the date of the report.

On March 1, 2013, the Company entered into Songgezhenzhu purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture the product Songgezhenzhu at the total purchase price of RMB16,000,000 (approximately $2.55 million). The Company paid RMB3,000,000 (approximately $0.48 million) as the deposit at the closing of Songgezhenzhu purchase agreement in March 2013. The balance of the purchase price will be paid in installments according to the progress of performance under the contract. As of December 31, 2013, the Company paid RMB10,040,000(approximately $1.64 million). The Company was obligated to pay RMB5,960,000(approximately $0.98 million) under the purchase agreement as of the date of the report.

8.             CONCENTRATION OF CREDIT RISKS

For the nine months ended September 30, 2013, Radix Polygoni Capsule represented 100% of the total sales. The Company did not generate any revenue for the three months ended December 31, 2013.

For the three months ended December 31, 2012, Radix Polygoni Capsule and Xinyu Breath Spray represented 62% and 36% of the total sales. For the nine months ended December 31, 2012, Radix Polygoni Capsule and Xinyu Breath Spray represented 79% and 20% of the total sales,

9.             VULNERABILITY DUE TO OPERATIONS IN PRC

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

ITEM 2. Management’s Discussion and Analysis of Financial Conditions of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Tongli Pharmaceuticals (USA) Inc. for the nine months ended December 31, 2013, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth above.

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

Development and Strategy

The PRC is projected to become the second largest market for health care products after USA after year 2013. The PRC is in great need of health care products, particularly those manufactured in the USA. Health care products are not only for care, but for treatment as well, with little or no side effects. The market potential for these products is huge.

From the year 2013, the Company plans to fully enter into the healthcare product market. The Company plans to invest about $20 million to build a new manufacturing facility in the USA with a R&D center during the next two years. The major products for the new facility would be health care products and drugs as its supplementary products. R&D center will focus its research on new Chinese medicinal materials which are in short supply in the Chinese market.

The Company has received the approval for the trademark of Ginshenwubao from the United States Patent and Trademark Office. Trade mark applications for Yinge and Qiangshu are under review by the United States Patent and Trademark Office. During November 2012, the Company manufactured samples of this product using a subcontractor in the United States in order to provide samples to potential customers. The Company expects to sell Ginshenwubao in 2014. .

During 2013, we continued the execution of our product channel expansion strategy that resulted in increased market penetration for our products.. During 2014, the Company will use most of the funds investing in purchasing new products from the PRC.

Xinyu Breath Spray

On April 30, 2012, the Company entered into a Xinyu Breath Spray purchase agreement with Harbin Junde Healthcare product Company. Pursuant to the agreement, the total purchase price is RMB 8,500,000(approximately $1.33 million). The Company has paid the full amount of contract price and began to sell the product in September 2012. For the three months and nine months ended December 31, 2012, Xinyu Breath Spray accounted for 36% and 20% of the total sales, respectively. The Company will resume manufacturing Xinyu Breath Spray this May, 2014.

Ginshen Wubao

On August 10, 2012, we entered into a Ginshenwubao purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to this agreement, we will acquire the exclusive right to manufacture the product Ginshenwubao at the total purchase price of RMB13,000,000 (approximately $2.07 million). Between August 10, 2012 and March 31, 2013, the Company paid the full contract price. The Company manufactured samples of this product using a subcontractor in the United States in November 2012 in order to provide samples to potential customers. The Company expected to market the product during 2014, but marketing has been postponed due mainly to the inspection of the entire pharmaceutical industry by the China government that effects on the marketing process.

Qiangshu

On November 1, 2012, the Company entered into a Qiangshu purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company acquired the exclusive right to manufacture the product Qiangshu at the total purchase price of RMB18,500,000 (approximately $2.94 million). As of March 31, 2013, the Company paid the full amount of the contract price. As the date of the report, the trademark application is under review by the United States Patent and Trademark Office. The Company will start to manufacture the product after it receive the trademark approval from the United States Patent and Trademark Office.

Yinge

On December 18, 2012, the Company entered into a Yinge purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company acquired the exclusive right to manufacture the product Yinge at the total purchase price of RMB18,500,000 (approximately $2.94 million). As of March 31, 2013, the company paid the full amount of the contract price. As the date of the report, the trademark application is under review by the United States Patent and Trademark Office. The Company will start to manufacture the product after it receive the trademark approval from the United States Patent and Trademark Office.

Zexiejuemingzi

On March 1, 2013, the Company entered into a Zexiejuemingzi purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture the product Zexiejuemingzi at the total purchase price of RMB12,000,000 (approximately $1.91 million). The Company paid RMB1,900,000 (approximately $0.30 million) as the deposit at the closing of the Zexiejuemingzi purchase agreement in March 2013. The balance of the purchase price will be paid in installments according to the progress of performance under the contract. As of December 31, 2013, the Company paid RMB8,450,000 (approximately $1.38 million). The trademark name of Zexiejuemingzi is Xie Jve Wu. As the date of the report, the trademark application is under review by the United States Patent and Trademark Office.

Songgezhenzhu

On March 1, 2013, the Company entered into a Songgezhenzhu purchase agreement with Harbin Junde Healthcare Product Company. Pursuant to the agreement, the Company will acquire the exclusive right to manufacture the product Songgezhenzhu at the total purchase price of RMB16,000,000 (approximately $2.55 million). The Company paid RMB3,000,000 (approximately $0.48 million) as the deposit at the closing of Songgezhenzhu purchase agreement in March 2013. The balance of the purchase price will be paid in installments according to the progress of performance under the contract. As of December 31, 2013, the Company paid RMB10,040,000($1.64 million) The trademark name of Songezhenzhu is Shen Qi. As the date of the report, the trademark application is under review by the United States Patent and Trademark Office.

The formulas and other related manufacturing know-how for the five products are all dietary supplements, purchased from Harbin Junde HealthCare Product Company. The Company is gradually entering into the healthcare product market. The products are all scientifically formulated and to be manufactured with advanced processing techniques and high quality standards.

Land Parcel

On December 20, 2010, we entered into a contract with third party to acquire the right to use a parcel of land for twenty years (from December 20, 2010 to December 30, 2030) with a total contract price of RMB20 million (approximately $3 million).  We started to use this parcel of land to plant the traditional Chinese medicine in 2011. We paid RMB12 million (equivalent to $1,817,541) in December 2010 and RMB8 million (approximately $1,211,694) in February 21, 2011.

In addition, in March 2011, we entered into a supplemental contract with the same third-party to acquire the right to use a nearby fish pond for twenty years with total contract price of RMB 5.5 million (approximately $0.85 million). RMB5,270,665 (approximately $825,000) was paid as of March 31, 2012. The balance of RMB229, 335 was paid in April 2012. We used this fish pond as a water supply to the traditional Chinese medicine field.

During the third quarter of fiscal year 2012, all the traditional Chinese medicines were destroyed by a typhoon. Therefore, the Company subleased this land from October 2012 to November 2017. During the nine months ended December 31, 2013, the Company recorded rental income of RMB450,000 (approximately $73,026). The Company will resume planting traditional Chinese medicines after the sublease is over.

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

Management plans to continue to emphasize on expanding and enhancing marketing and sales in the fiscal year 2013 and beyond.  Part of this strategy involves increasing and improving marketing and sales activities to enhance the market position of our key products and to increase the sales of other products by expanding our sales force and establishing 1000 additional city and county level sale agents, solidifying our distribution network and expanding market segment coverage. Management also plans to selectively pursue strategic acquisition opportunities to further consolidate our resources and expand our market coverage. We believe that such initiatives will provide effective means to broaden our product lines, to expand our market coverage and complement our research and development capabilities. As of the date of this report, we are not engaged in any material discussions regarding any potential acquisition. Management plans to build a new manufacturing facility in the United States during the next two years for manufacturing our new dietary food products in order to keeping the quality of our product. That is also the key point when we market our new products comparing the similar products in China.

 Discussion of Operating Results

Operating results for the three and nine months ended December 31, 2013 and 2012

Revenues, cost of sales and gross profit

We generated $0 and $755,475 revenue for the three and nine months ended December 31, 2013 respectively. All revenue during nine months ended December 31, 2013 was from the sale of Radix Polygoni Capsule. Since April 2013, the Company suspended the manufacturing to maintain the production lines. From June 2013, the Chinese government began inspecting the entire pharmaceutical industry. The Company was in the process of inspection during the second quarter of fiscal 2014 and maintain and repair the production lines in the third quarter, thus there was no revenue generated during this period. At present, the Company is preparing to resume its normal operations.

Compared with the same period in 2013, we generated $3,752,983 and $7,083,973 for the three and nine months ended December 31, 2012. The significant decrease in revenue during three and nine months ended December 31, 2013 was mainly because the Company suspended the manufacturing to maintain the production line to prepare the inspection by the Chinese government.

We had distribution contracts with various distributors during the three and nine months ended December 31, 2013 and 2012 to sell our products in China.  We manufacture the products and then ship them to the distributors based on the sales orders from distributors every month.  Revenue is recognized at the time of the shipment.  No return is allowed, unless there is a quality problem.  During the three and nine months ended December 31, 2013 and 2012, there were no returns from distributors or customers.  Distributors normally make payments upon receiving the products; however, in some cases, we may extend credit to certain creditable distributors for certain period until the next shipment.

Our cost of sales was $0 and $755,475 for the three months and nine months ended December 31, 2013, compared to $3,752,983 and $7,083,973 in the three months and nine months ended December 31, 2012 respectively, decreased by 100% for the three months period and 89.3% for the nine months period. As we didn’t generate any revenues in the second and third quarter of fiscal year 2014, we didn’t incur any cost of goods and gross profit in the second and third quarter of fiscal year 2014 since the reason we discussed above. The decrease in cost of sales was mainly related to the decrease in the sales in the same period.

Gross profit was $0 and $373,962 for the three months and nine months ended December 31 2013 compared to $2,019,873 and $3,602,955 in the three months and nine months ended December 31, 2012, respectively, decrease by 100% for the three months period and 89.6% for the nine months period. The decrease in gross profit for nine month period was due to the reason we discussed above.

Gross profit margin was 0% and 49.5% for the three months and nine months ended December 31, 2013 compared to 53.8% and 50.9% in the three months and nine months ended December 31, 2012. Although the revenue for the three months and nine months ended December 31, 2013 decreased, compared to the same period in 2012, gross profit margin for three months and nine months ended December 31, 2013 did not decreased significantly, compare to the same period in 2012. The slight decrease in gross profit margin was mainly due to (1) Panax and Radix Polygoni Capsule is the main product during the nine months ended December 31, 2013, It is more profitable compared to the other products; (2) The sales of Panax and Radix Polygoni Capsule represented 100% of the total sale for the nine months ended December 31, 2013.

Operating expenses

Total operating expenses decreased by approximately $601,116 from $1,275,158 for the nine months ended December 31, 2012 to $674,042 for the nine months ended December 31, 2013, representing a 47.1% decrease.  Total operating expenses decreased by approximately $17,631 from $226,227 for the three months ended December 31, 2012 to $208,597 for the three months ended December 31, 2013, representing a 7.8% decrease.

The decreases in our total operating expense for the three and nine months ended December 31, 2013 as compared to the prior comparative periods were primarily related to extra repairing costs for the broken boiler during the first quarter of fiscal 2012 and operation was suspended during the three and nine months ended December 31, 2013.

Other income (expense)

Interest expense, net of interest income

Interest expense for the three and nine months ended December 31, 2013 was $14,315 and $41,111, mainly composed of imputed interest expense on related party loan, net of interest income of $14 and $147.

Other income

During the third quarter of fiscal year 2013, all the traditional Chinese medicines were destroyed by a typhoon. Therefore, the Company subleased the land from October 2012 to November 2017. The Company recorded rental incomes of RMB150,000 (approximately $24,496) and RMB450,000(approximately $73,026) during the three and nine months ended December 31, 2013.

Other expense

During the three and nine months ended December 31, 2013, the Company recorded other expenses of $25,157 and $74,823 related to the amortization of the land and fish using right since the Company rented the land and fish using right to a third party.

Income tax expense (credit)

Our Chinese subsidiaries are governed by the Income Tax Law of the PRC on the private enterprises, which are generally subject to income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

We had income tax credit of $43,348 and $45,099 for the three and nine months ended December 31, 2013 which resulted from net loss of current period comparing with income tax expenses $468,508 and $684,240 for the three and nine months ended December 31, 2012.

Net income

As a result of the above factors, we reported net loss of $180,135 and $297,889 for the three and nine months ended December 31, 2013 and net income of $1,315,116 and $1,633,798 for the three and nine months ended December 31, 2012.

Other comprehensive income

We operate primarily in the PRC and the functional currency of our operating subsidiary is RMB. RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is intended to imply that the RMB amounts could have been, or could be, converted, realized or settled into USD at the rate on December 31, 2013 or at any other rate.

The value of RMB against USD may fluctuate and is affected by political and economic conditions. Our revenues, costs and financial assets are mostly dominated in RMB while our reporting currency is the U.S. dollar. Accordingly, this may result in gains or losses from currency translation on our financial statements.

Translation adjustments resulting from this process amounted to a gain of $212,241 and $525,591 for the three and nine months ended December 31, 2013, a gain of $$70,917 and $273,841 for the three and nine months ended December 31, 2012. .  The balance sheet items with the exception of equity at March 31, 2013 were translated at 6.2666 RMB to 1.00 USD as compared to 6.1104 RMB to 1.00 USD at September 30, 2013. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the three and nine months ended December 31, 2013 and 2012 were 6.1622 RMB and 6.3053 RMB, respectively.

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

As of December 31, 2013 and March 31, 2013, due to (from) related parties consists the following:

	December 31, 2013	March 31, 2013
Due from Harbin Tianmu Real Estate Development Co. Ltd (a)	$(411,856)	$(401,590)
Due to Yao, Mingli, Chairman of the Company	606,824	534,075
Due from US Hua Sky International Investment LLC (b)	(26,656)	(24,576)
Due from Tianmu Investment Co. Ltd (c)	(5,024)	(4,899)
Due to Yao, Yuan, a shareholder of the Company (d)	270,597	158,186
Total	$433,885	$261,196

(a) Harbin Tianmu Real Estate Development Co., Ltd. is an entity owned by our Chairman, Mr. Mingli Yao.
(b) US Hua Sky International Investment LLC is an entity owned by our Chairman, Mr. Mingli Yao
(c)Tianmu Investment Co., Ltd. is an entity partially owned by our Chairman, Mr. Mingli Yao.
(d) Ms. Yuan Yao is the daughter of Mr. Mingli Yao.

As of December 31, 2013, the balance of due from Harbin Tianmu Real Estate Development Co. Ltd. was $411,856. Harbin Tianmu Real Estate Development Co., Ltd. is an entity owned by our Chairman, Mr. Mingli Yao. Due from US Hua Sky International Investment LLC was $26,656. US Hua Sky International Investment LLC is an entity owned by our Chairman, Mr. Mingli Yao. Due from Tianmu Investment Co. Ltd was $5,024. Tianmu Investment Co., Ltd. is an entity partially owned by our Chairman, Mr. Mingli Yao.

Mr. Mingli Yao and his daughter, Ms.Yuan Yao, have personally guaranteed the loan receivable from Harbin Tianmu Real Estate Development Co. Ltd, US Hua Sky International Investment LLC and Tianmu Investment Co. Ltd. If the loans could not been repaid during the year ended March 31, 2014, Mr. Yao and Ms. Yao agreed to offset the balance due to them referenced above.

We plan to fund operations and capital expenditures with cash from operations, as well as loans from major shareholders and management members and their affiliates.  We might also pursue additional financing sources in the form of debt, equity or convertible security offerings. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all.

Total current assets decreased to approximately $1.35 million as of December 31, 2013 as compared to $4.1 million at March 31, 2013.  The primary changes in our current assets during this period were from changes in accounts receivable and inventory. The changes in accounts receivable and inventory is mainly because Company did not generate significant revenue during three and nine months ended December 31, 2013 since the Company suspended the manufacturing to maintain the production lines for preparing the inspection by the Chinese government. Thus the Company did not purchase more raw materials and manufacture new finished goods during the three and nine months ended December 31, 2013.

Our current liabilities as of December 31, 2013 were approximately $0.86 million compared to $1.59 million as of March 31, 2013. The decrease in our current liabilities during this period was mainly from the decrease in tax payable and accounts payable offset by the increase in due to related parties. The decrease in tax payable and account payable is mainly due to the reasons we discussed above.

The growth of our company will require additional debt and/or equity financing.   We intend to pursue additional debt financing which could be secured by our property and equipment and approach international equity markets for additional debt and/or equity financing.  To date we have no commitment from any source for the funds we require.

Discussion of Cash Flow

Comparison of cash flows results for the nine months ended December 31, 2013 and 2012 is summarized as follows:

	December 31, 2013	December 31, 2012
Net cash provided by operating activities	$1,981,895	$4,710,954
Net cash used in investing activities	(2,205,381)	(4,929,187)
Net cash providedy by financing activities	180,936	276,645
Effect of exchange rate changes on cash	1,636	1 4,805
Net increase (decrease) in cash	(40,914)	7 3,217
Cash, beginning of period	80,618	23,508
Cash, end of period	$39,704	$96,725

Operating activities

Cash flows provided by operating activities for the nine months ended December 31, 2013 amounted to $1,981,895, which consists of our net loss of $297,889, adds back noncash adjustments of $455,217(including depreciation and amortization of $459,045, imputed interest expense from related parties loan of $41,271 and deferred tax asset of $45,099) and offset by net changes in operating assets and liabilities, primarily including change of account receivables, inventory, accounts payable and accrued expenses and tax payables of $1,824,567.

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

Investing activities

Net cash used in investing activities for the nine months ended December 31, 2013 amounted to $2,205,381 which consists of payment of contract deposit to Haribin Junde for Zexiejunmingzi and Songgezhenzhu..

Net cash used in investing activities for the nine months ended December 31, 2012 amounted to $4,929,187. $7,149,541 was paid to purchase formulas and to make contract deposits. The refund of $2,220,354 was received from Tonghua pursuant to the Termination Agreement.

Financing activities

Cash flows provided by financing activities amounted to $180,936 for the nine months ended December 31, 2013, which consists of proceeds of related party loan.

Cash flows provided by financing activities amounted to $276,645 for the nine months ended December 31, 2012, which consists of proceeds from related party loans.

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

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2013, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of December 31, 2013. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9A of our annual report for the fiscal year ended March 31, 2013. As of December 31, 2013, we had not completed the remediation of these material weaknesses.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended December 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, except as disclosed above

PART II - OTHER INFORMATION

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

Tongli Pharmaceuticals (USA), Inc.

February 14, 2014	By:	/s/ Mingli Yao
Mingli Yao
Chief Executive Officer
(Principal Executive Officer)

February 14, 2014	By:	/s/ Li Li
Li Li
Chief Financial Officer
(Principal Financial and Accounting Officer)

